Form 10-K405
period 1996-12-27
MERRILL LYNCH PREFERRED CAPITAL TRUST I; MERRILL LYNCH PREFERRED FUNDING I LP
filed 1997-03-27
CIK 1027342, 1027343

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549
                             ----------------------

                                    FORM 10-K

                      ANNUAL REPORT PURSUANT TO SECTION 13
                 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                 -----------------------------------------------

                   For the fiscal year ended December 27, 1996

                     MERRILL LYNCH PREFERRED CAPITAL TRUST I
      (Exact name of Registrant as specified in its certificate of trust)

                         COMMISSION FILE NO.: 1-7182-01

          Delaware                                       13-7102991
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
incorporation or organization)

         World Financial Center
              North Tower
           New York, New York                              10281
(Address of principal executive offices)                 (Zip Code)

       Registrant's telephone number, including area code: (212) 449-1000

           SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT:

Title of each class                    Name of each exchange on which registered
-------------------                    -----------------------------------------
7-3/4% Trust Originated Preferred      New York Stock Exchange
Securities ("TOPrS")(and the
related guarantee)

        SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT: NONE

                     MERRILL LYNCH PREFERRED FUNDING I, L.P.
                 (Exact name of Registrant as specified in its
                      certificate of limited partnership)

                         COMMISSION FILE NO.: 1-7182-02

           Delaware                                      13-3917686
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
incorporation or organization)

       World Financial Center
             North Tower
          New York, New York                               10281
(Address of principal executive offices)                 (Zip Code)

     Registrant's telephone number, including area code: (212) 449-1000

           SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT:

Title of each class                    Name of each exchange on which registered
-------------------                    -----------------------------------------
7-3/4% Partnership Preferred           New York Stock Exchange
Securities (and the related guarantee)

        SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT: NONE

Indicate by check mark whether the Registrants (1) have filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrants were required to file such reports), and (2) have been subject to such requirements for the past 90 days. Yes [X] No [_]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrants' knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

As of March 26, 1997, no voting stock was held by non-affiliates of the Registrants.

                      Documents Incorporated By Reference:

Prospectus, dated December 11, 1996, filed pursuant to Rule 424(b) in connection with Registration Statement on Form S-3 (No. 333-16603) filed by the Registrants and Merrill Lynch & Co., Inc. - Incorporated by reference in Part I

================================================================================

                                     PART I
                                     ------

ITEM 1. BUSINESS
        --------
MERRILL LYNCH PREFERRED CAPITAL TRUST I

         Merrill Lynch Preferred Capital Trust I (the "Trust") is a statutory business trust formed under the Delaware Business Trust Act, as amended, pursuant to a declaration of trust and the filing of a certificate of trust with the Secretary of State on November 20, 1996, which was subsequently amended by an amended and restated declaration of trust dated as of December 11, 1996. The Trust exists for the exclusive purposes of (i) issuing trust securities, consisting of 7-3/4% Trust Originated Preferred Securities (the "TOPrS") and trust common securities (the "Trust Common Securities"), representing undivided beneficial ownership interests in the assets of the Trust, (ii) investing the gross proceeds of the trust securities in 7-3/4% Partnership Preferred Securities (the "Partnership Preferred Securities") issued by Merrill Lynch Preferred Funding I, L.P. (the "Partnership"), and (iii) engaging in only those other activities necessary or incidental thereto.

MERRILL LYNCH PREFERRED FUNDING I, L.P.

         The Partnership is a limited partnership formed under the Delaware Revised Uniform Limited Partnership Act, as amended, pursuant to an agreement of limited partnership and the filing of a certificate of limited partnership with the Secretary of State on November 20, 1996, which was subsequently amended by an amended and restated agreement of limited partnership dated December 17, 1996. Merrill Lynch & Co., Inc. (the "Company") is the sole general partner of the Partnership. The Partnership is managed by the general partner and exists for the exclusive purposes of (i) issuing its partnership interests, consisting of the Company's general partner interest and the Partnership Preferred Securities, (ii) investing the proceeds thereof in certain eligible securities of the Company and wholly owned subsidiaries of the Company (the "Affiliate Investment Instruments") and certain eligible debt securities and (iii) engaging in only those other activities necessary or incidental thereto.

         The information set forth under the headings "Merrill Lynch Preferred Capital Trust I", "Merrill Lynch Preferred Funding I, L.P.", "Description of the Trust Preferred Securities", "Description of the Trust Guarantee", "Description of the Partnership Preferred Securities", "Description of the Partnership Guarantee", and "Use of Proceeds" in the Prospectus dated December 11, 1996 of the Trust and the Partnership is incorporated by reference herein.

ITEM 2. PROPERTIES
        ----------
         Not Applicable.

ITEM 3. LEGAL PROCEEDINGS
        -----------------
         The Registrants know of no material legal proceedings involving the Trust, the Partnership or the assets of either of them.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
        ---------------------------------------------------
         No matter was submitted to a vote of holders of any securities of the Trust or the Partnership during the fiscal year covered by this report.

                                     PART II
                                     -------

ITEM 5. MARKET FOR REGISTRANTS' COMMON EQUITY AND RELATED STOCKHOLDER MATTERS
        ---------------------------------------------------------------------
         (a) There is no established public market for the Trust Common Securities or the general partnership interest in the Partnership.

         (b) All of the Trust Common Securities and the entire general partnership interest in the Partnership are owned of record and beneficially by the Company.

         (c) The Company, as holder of the Trust Common Securities, is entitled to receive cumulative cash distributions accumulating from December 17, 1996 and payable quarterly in arrears on each March 30, June 30, September 30 and December 30, commencing December 30, 1996, at an annual rate of 7-3/4% of the liquidation amount per annum. Distributions not paid on the scheduled payment date will accumulate and compound quarterly at a rate per annum equal to 7-3/4%. The certificate of limited partnership of the Partnership does not require any regular periodic distributions to be made to the general partner; however, to the extent that aggregate payments to the Partnership on the Affiliate Investment Instruments and on certain eligible debt securities exceed distributions accumulated or payable with respect to the Partnership Preferred Securities, the Partnership may at times have excess funds which shall be allocated to and may, in the general partner's sole discretion, be distributed to the general partner.

ITEM 6. SELECTED FINANCIAL DATA
        -----------------------
         The Registrants' activities are limited to issuing securities and investing the proceeds as described in ITEM 1. - Business above. Accordingly, the financial statements included herein in response to ITEM 8. - Financial Statements and Supplementary Data are incorporated by reference in response to this item.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
        -----------------------------------------------------------------------
         The Registrants' activities are limited to issuing securities and investing the proceeds as described in ITEM 1. - Business above. Since the Trust was organized on November 20, 1996, its activities, as specified in its declaration of trust, have been limited to the issuance of the TOPrS and the Trust Common Securities, the investing of the proceeds in the Partnership Preferred Securities, and the payment of distributions on the TOPrS and the Trust Common Securities in accordance with their terms. Since the Partnership was organized on November 20, 1996, its activities, as specified in its agreement of limited partnership, have been limited to the issuance of the Partnership Preferred Securities, the receipt of a capital contribution from the Company, as general partner, the investment of the proceeds in Affiliate Investment Instruments and certain eligible debt securities, and the payment of distributions on the Partnership Preferred Securities.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
        -------------------------------------------
         In response to this ITEM 8, the financial statements and notes thereto and the independent auditors' reports set forth on pages F-1 through F-15 are incorporated by reference herein.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES
        ---------------------------------------------------------------
         None.

                                    PART III
                                    --------

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
         --------------------------------------------------
         The Trustees of the Trust are as follows:

                  Regular Trustees: Theresa Lang
                                    Stanley Schaefer

                  Property Trustee: The Chase Manhattan Bank

                  Delaware Trustee: Chase Manhattan Bank Delaware

Theresa Lang is Senior Vice President and Treasurer of the Company. Stanley Schaefer is the Company's Director of Corporate Taxation. Each of them has served in that or another capacity with the Company for the last five years.

Each Trustee has served since the Trust was organized on November 20, 1996. The Trustees serve at the pleasure of the Company, as the holder of the Trust Common Securities.

The Partnership has no directors or executive officers.

ITEM 11. EXECUTIVE COMPENSATION
         ----------------------
         Neither the Trust nor the Partnership has any executive officers. No employee of the Company receives any compensation for serving as a Regular Trustee or acting in any capacity for the Trust or the Partnership separate from his or her compensation as an employee of the Company.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
         --------------------------------------------------------------
         The information in ITEM 1. - Business and ITEM 5. - Market for Registrants' Common Equity and Related Stockholder Matters with respect to ownership of the Trust Common Securities is incorporated by reference in response to this item.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
         ----------------------------------------------
         None.

                                     PART IV
                                     -------

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K
         ---------------------------------------------------------------
(A)       DOCUMENTS FILED AS PART OF THIS REPORT:
          ---------------------------------------
          1. Financial Statements

          The contents of the financial statements are listed on page F-1 hereof, and the financial statements and accompanying independent auditors' reports appear on pages F-2 through F-15.

          2. Financial Statement Schedules

          None.

          3. Exhibits

          Certain of the following exhibits were previously filed as exhibits to other reports or registration statements filed by the Registrants and are incorporated herein by reference to such reports or registration statements as indicated parenthetically below by the appropriate report reference date or registration statement number.

               4.1 Certificate of Trust dated November 20, 1996, of the Trust (incorporated by reference to Exhibit 4.1 to Registration Statement on Form S-3 (No. 333-16603) (the "Registration Statement"))

               4.2  Amended and Restated Declaration of Trust of the Trust

               4.3 Certificate of Limited Partnership, dated as of November 20, 1996, of the Partnership (incorporated by reference to Exhibit 4.3 to Registration Statement)

               4.4 Amended and Restated Agreement of Limited Partnership of the Partnership

               4.5 Form of Trust Preferred Securities Guarantee Agreement between the Company and The Chase Manhattan Bank, as guarantee trustee (incorporated by reference to Exhibit 4.5 to the Registration Statement)

               4.6 Form of Partnership Preferred Securities Guarantee Agreement between the Company and The Chase Manhattan Bank, as guarantee trustee (incorporated by reference to Exhibit 4.6 to the Registration Statement)

               4.7 Form of Subordinated Debenture Indenture between the Company and The Chase Manhattan Bank, as trustee (incorporated by reference to Exhibit 4.7 to the Registration Statement)

               4.8 Form of Affiliate Debenture Guarantee Agreement between the Company and The Chase Manhattan Bank, as guarantee trustee (incorporated by reference to Exhibit 4.8 to the Registration Statement)

               4.9 Form of Trust Preferred Security (included in Exhibit 4.2 above)

               4.10 Form of Partnership Preferred Security (included in Exhibit
                    4.4 above)

               4.11 Form of Subordinated Debenture (incorporated by reference to
                    Exhibit 4.11 to the Registration Statement)

               12 Computation of Ratios of Earnings to Combined Fixed Charges and Preferred Securities Dividends

               23   Consent of Deloitte & Touche LLP

               24   Powers of Attorney

               27   Financial Data Schedules*

              ------------------

              *The Financial Data Schedules to be contained in Exhibit 27 are required to be submitted only in the Registrants' electronic filing of this Form 10-K by means of the EDGAR system.

                          INDEX TO FINANCIAL STATEMENTS

                                  ITEM 14(a)(1)

FINANCIAL STATEMENTS                                                     PAGE
--------------------                                                     ----
MERRILL LYNCH PREFERRED CAPITAL TRUST I

       Balance Sheet, December 27, 1996                                  F-2

       Statement of Earnings for the Period December 17, 1996
            to December 27, 1996                                         F-3

       Statement of Changes in Stockholders' Equity for the Period
            December 17, 1996 to December 27, 1996                       F-4

       Statement of Cash Flows for the Period December 17, 1996
            to December 27, 1996                                         F-5

       Notes to Financial Statements                                     F-6

       Independent Auditors' Report                                      F-8

MERRILL LYNCH PREFERRED FUNDING I, L.P.

       Balance Sheet, December 27, 1996                                  F-9

       Statement of Earnings for the Period December 17, 1996
            to December 27, 1996                                         F-10

       Statement of Changes in Partners' Capital for the Period
            December 17, 1996 to December 27, 1996                       F-11

       Statement of Cash Flows for the Period December 17, 1996
            to December 27, 1996                                         F-12

       Notes to Financial Statements                                     F-13

       Independent Auditors' Report                                      F-15

MERRILL LYNCH PREFERRED CAPITAL TRUST I
BALANCE SHEET
DECEMBER 27, 1996
--------------------------------------------------------------------------------

ASSETS
Investment in partnership preferred securities                                    $283,505,200
Income receivable                                                                      671,356
                                                                                  ------------
Total Assets                                                                      $284,176,556
                                                                                  ============
LIABILITY AND STOCKHOLDERS' EQUITY
Distributions payable                                                             $    671,356
                                                                                  ------------
Stockholders' equity:
   Preferred securities (7-3/4% Trust Originated Preferred Securities;
      11,000,000 authorized, issued, and outstanding; $25 liquidation
      amount per security)                                                         275,000,000
   Common securities (7-3/4% Trust Common Securities; 340,208 authorized,
      issued, and outstanding; $25 liquidation amount per security)                  8,505,200
   Undistributed earnings                                                                 --
                                                                                  ------------
   Total stockholders' equity                                                      283,505,200
                                                                                  ------------
Total Liability and Stockholders' Equity                                          $284,176,556
                                                                                  ============

See Notes to Financial Statements

MERRILL LYNCH PREFERRED CAPITAL TRUST I
STATEMENT OF EARNINGS
FOR THE PERIOD DECEMBER 17, 1996 TO DECEMBER 27, 1996
--------------------------------------------------------------------------------

EARNINGS:

Income on partnership preferred securities                            $ 671,356
                                                                      =========

See Notes to Financial Statements

MERRILL LYNCH PREFERRED CAPITAL TRUST I
STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
FOR THE PERIOD DECEMBER 17, 1996 TO DECEMBER 27, 1996
--------------------------------------------------------------------------------

PREFERRED SECURITIES
Issuance of preferred securities                                   $275,000,000
                                                                   ------------
Balance at December 27, 1996                                        275,000,000
                                                                   ------------
COMMON SECURITIES
Issuance of common securities                                         8,505,200
                                                                   ------------
Balance at December 27, 1996                                          8,505,200
                                                                   ------------
UNDISTRIBUTED EARNINGS
Earnings                                                                671,356
Distributions payable                                                  (671,356)
                                                                   ------------
Balance at December 27, 1996                                               --
                                                                   ------------
Total Stockholders' Equity                                         $283,505,200
                                                                   ============

See Notes to Financial Statements

MERRILL LYNCH PREFERRED CAPITAL TRUST I
STATEMENT OF CASH FLOWS
FOR THE PERIOD DECEMBER 17, 1996 TO DECEMBER 27, 1996
--------------------------------------------------------------------------------

EARNINGS                                                          $     671,356
CASH FLOWS FROM OPERATING ACTIVITIES
   Increase in income receivable                                       (671,356)
                                                                  -------------
      Cash provided by operating activities                                --
                                                                  -------------
CASH FLOWS FROM INVESTING ACTIVITIES
   Purchase of partnership preferred securities                    (283,505,200)
                                                                  -------------
      Cash used in investing activities                            (283,505,200)
                                                                  -------------
CASH FLOWS FROM FINANCING ACTIVITIES
   Proceeds from issuance of preferred securities                   275,000,000
   Proceeds from issuance of common securities                        8,505,200
                                                                  -------------
      Cash provided by financing activities                         283,505,200
                                                                  -------------
INCREASE IN CASH                                                           --
CASH, BEGINNING OF PERIOD                                                  --
                                                                  -------------
CASH, END OF PERIOD                                               $        --
                                                                  =============

SUPPLEMENTAL DISCLOSURE OF CASH FLOWS:
Distributions of $671,356 were accrued to the record date of December 27, 1996.

See Notes to Financial Statements

MERRILL LYNCH PREFERRED CAPITAL TRUST I
NOTES TO FINANCIAL STATEMENTS
DECEMBER 27, 1996
--------------------------------------------------------------------------------

1.   ORGANIZATION AND PURPOSE

     Merrill Lynch Preferred Capital Trust I (the "Trust") is a statutory business trust formed under the laws of the State of Delaware on November 20, 1996 for the exclusive purposes of (i) issuing its preferred and common securities (the "Trust Preferred Securities" and the "Trust Common Securities", respectively), (ii) purchasing partnership preferred securities (the "Partnership Preferred Securities"), representing the limited partnership interest of Merrill Lynch Preferred Funding I, L.P. (the "Partnership"), with the proceeds from the sale of Trust Preferred and Common Securities, and (iii) engaging in only those other activities necessary or incidental thereto.

     Merrill Lynch & Co., Inc. (the "Company") has paid compensation to the underwriters of the offering of the Trust Preferred Securities. The Company also has agreed to (i) pay all fees and expenses related to the organization and operations of the Trust (including taxes, duties, assessments, or government charges of whatever nature (other than withholding taxes) imposed by the United States or any other domestic taxing authority upon the Trust) and the offering of the Trust Preferred Securities and (ii) be responsible for all debts and other obligations of the Trust (other than with respect to the Trust Preferred and Common Securities). The Company has agreed to indemnify the trustees and certain other persons.

2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     BASIS OF PRESENTATION
     The financial statements are presented in accordance with generally accepted accounting principles, which require management to make estimates that affect reported amounts and disclosure of contingencies in the financial statements. As such, actual results could differ from those estimates.

     INVESTMENT
     The investment in Partnership Preferred Securities represents a limited partnership interest in the Partnership and is recorded at cost. As of year end, the carrying value of the investment approximates its fair value. Income on the Partnership Preferred Securities is accrued when earned.

     INCOME TAXES
     The Trust does not incur any income tax liabilities. Such liabilities are incurred directly by the security holders.

MERRILL LYNCH PREFERRED CAPITAL TRUST I
NOTES TO FINANCIAL STATEMENTS
DECEMBER 27, 1996
--------------------------------------------------------------------------------

3.   INVESTMENT IN PARTNERSHIP PREFERRED SECURITIES

     The Trust holds 11,340,208 7-3/4% Partnership Preferred Securities, $25 liquidation preference per security. The interest payment dates and redemption provisions of the Partnership Preferred Securities, which are redeemable after December 30, 2006 at the option of the Partnership, correspond to the distribution payment dates and redemption provisions of the Trust Preferred Securities. Upon any redemption of the Partnership Preferred Securities, the Trust Preferred Securities will be redeemed. The Company has guaranteed, on a subordinated basis, the payment of distributions by the Partnership on the Partnership Preferred Securities if, as, and when declared out of funds legally available and payments upon liquidation of the Partnership or the redemption of the Partnership Preferred Securities to the extent of funds legally available.

4.   STOCKHOLDERS' EQUITY

     TRUST PREFERRED SECURITIES
     The Trust issued 11,000,000 7-3/4% Trust Preferred Securities, $25 liquidation amount per security in a public offering on December 17, 1996. The Trust Preferred Securities are redeemable on or after December 30, 2006 at the option of the Trust, in whole or in part, at a redemption price equal to $25 per security. Distributions on the Trust Preferred Securities are cumulative from the date of original issue and are payable quarterly if, as, and when the Trust has funds available for payment. Holders of the Trust Preferred Securities have limited voting rights and are not entitled to vote to appoint, remove or replace, or to increase or decrease the number of, trustees, which voting rights are vested exclusively in the holder of the Trust Common Securities. Under certain circumstances, the Trust Preferred Securities have preferential rights to payment relative to the Trust Common Securities.

     The Company has guaranteed, on a subordinated basis, the payment in full of all distributions and other payments on the Trust Preferred Securities to the extent that the Trust has funds legally available. This guarantee and the partnership distribution guarantee are subordinated to all other liabilities of the Company and rank pari passu with the most senior preferred stock of the Company.

     TRUST COMMON SECURITIES
     The Trust issued 340,208 7-3/4% Trust Common Securities, $25 liquidation amount per security, to the Company on December 17, 1996. The Trust Common Securities are redeemable on or after December 30, 2006 at the option of the Trust, in whole or in part, at a redemption price equal to $25 per security.

INDEPENDENT AUDITORS' REPORT

To the Trustees of
  Merrill Lynch Preferred Capital Trust I

We have audited the accompanying balance sheet of Merrill Lynch Preferred Capital Trust I (the "Trust") as of December 27, 1996, and the related statements of earnings, changes in partners' stockholders' equity and cash flows for the period then ended. These financial statements are the responsibility of the Trust's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, such financial statements present fairly, in all material respects, the financial position of the Trust at December 27, 1996, and the results of its operations and its cash flows for the period then ended in conformity with generally accepted accounting principles.

/s/ Deloitte & Touche LLP
New York, New York
March 26, 1997

MERRILL LYNCH PREFERRED FUNDING I, L.P.
BALANCE SHEET
DECEMBER 27, 1996
--------------------------------------------------------------------------------

ASSETS

Cash                                                                $      8,805
                                                                    ------------
Investments:
   Affiliate debentures                                              330,055,000
   U.S. Treasury bills                                                 3,476,024
                                                                    ------------
   Total                                                             333,531,024
Interest receivable                                                      781,589
                                                                    ------------
Total Assets                                                        $334,321,418
                                                                    ============

LIABILITY AND PARTNERS' CAPITAL
Preferred distribution payable                                      $    671,356
Partners' capital:                                                  ------------
   Limited partnership interest                                      283,505,200
   General partnership interest                                       50,144,862
                                                                    ------------
   Total partners' capital                                           333,650,062
                                                                    ------------
Total Liability and Partners' Capital                               $334,321,418
                                                                    ============

See Notes to Financial Statements

MERRILL LYNCH PREFERRED FUNDING I, L.P.
STATEMENT OF EARNINGS
FOR THE PERIOD DECEMBER 17, 1996 TO DECEMBER 27, 1996
--------------------------------------------------------------------------------

Interest income:
   Affiliate debentures                                                 $781,589
   U.S. Treasury bills                                                     4,229
                                                                        --------
Earnings                                                                $785,818
                                                                        ========

See Notes to Financial Statements

MERRILL LYNCH PREFERRED FUNDING I, L.P.
STATEMENT OF CHANGES IN PARTNERS' CAPITAL
FOR THE PERIOD DECEMBER 17, 1996 TO DECEMBER 27, 1996
--------------------------------------------------------------------------------

LIMITED PARTNER'S CAPITAL
Issuance of preferred securities                                  $ 283,505,200
Net income allocated to limited partner                                 671,356
Preferred distribution payable                                         (671,356)
                                                                  -------------
Balance at December 27, 1996                                        283,505,200
                                                                  -------------
GENERAL PARTNER'S CAPITAL
Capital contribution                                                 50,030,400
Net income allocated to general partner                                 114,462
                                                                  -------------
Balance at December 27, 1996                                         50,144,862
                                                                  -------------
TOTAL PARTNERS' CAPITAL                                           $ 333,650,062
                                                                  =============

See Notes to Financial Statements

MERRILL LYNCH PREFERRED FUNDING I, L.P.
STATEMENT OF CASH FLOWS
FOR THE PERIOD DECEMBER 17, 1996 TO DECEMBER 27, 1996
--------------------------------------------------------------------------------

EARNINGS                                                          $     785,818
CASH FLOWS FROM OPERATING ACTIVITIES
   Noncash item included in earnings:
      Accretion of U.S. Treasury bills                                   (4,229)
   Increase in interest receivable                                     (781,589)
                                                                  -------------
      Cash provided by operating activities                                --
                                                                  -------------
CASH FLOWS FROM INVESTING ACTIVITIES
   Purchase of affiliate debentures                                (330,055,000)
   Purchase of U.S. Treasury bills                                   (3,471,795)
                                                                  -------------
      Cash used in investing activities                            (333,526,795)
                                                                  -------------
CASH FLOWS FROM FINANCING ACTIVITIES
   Proceeds from issuance of preferred securities                   283,505,200
   Capital contribution - general partner                            50,030,400
                                                                  -------------
      Cash provided by financing activities                         333,535,600
                                                                  -------------
INCREASE IN CASH                                                          8,805
CASH, BEGINNING OF PERIOD                                                  --
                                                                  -------------
CASH, END OF PERIOD                                               $       8,805
                                                                  =============


SUPPLEMENTAL DISCLOSURE OF CASH FLOWS:
Preferred distribution of $671,356 was accrued to the declaration date of December 27, 1996.

See Notes to Financial Statements

MERRILL LYNCH PREFERRED FUNDING I, L.P.
NOTES TO FINANCIAL STATEMENTS
DECEMBER 27, 1996
--------------------------------------------------------------------------------

1.   ORGANIZATION AND PURPOSE

     Merrill Lynch Preferred Funding I, L.P. (the "Partnership") is a limited partnership that was formed under the Delaware Revised Uniform Limited Partnership Act on November 20, 1996 for the exclusive purpose of purchasing certain eligible debt instruments of Merrill Lynch & Co., Inc. (the "Company") and wholly-owned subsidiaries of the Company with the proceeds from the sale of (i) its preferred securities (the "Partnership Preferred Securities"), representing a limited partner interest, to Merrill Lynch Preferred Capital Trust I (the "Trust") and (ii) a capital contribution from the Company in exchange for the general partnership interest in the Partnership.

     The Company, in its capacity as sole general partner of the Partnership, has agreed to (i) pay all fees and expenses related to the organization and operations of the Partnership (including taxes, duties, assessments, or government charges (other than withholding taxes) imposed by the United States or any other domestic taxing authority upon the Partnership) and
     (ii) be responsible for all debts and other obligations of the Partnership (other than with respect to the Partnership Preferred Securities). The Company has also agreed to indemnify certain officers and agents of the Partnership.

2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     BASIS OF PRESENTATION
     The financial statements are presented in accordance with generally accepted accounting principles, which require management to make estimates that affect reported amounts and disclosure of contingencies in the financial statements. As such, actual results could differ from those estimates.

     INVESTMENTS
     The Partnership's investments in affiliate debentures and U.S. Treasury bills are classified as held-to-maturity and are recorded at accreted cost. As of year end, the carrying value of these investments approximates their fair value.

     INCOME TAXES
     The Partnership does not incur any income tax liabilities. Such liabilities are incurred directly by the partners.

3.   INVESTMENT IN AFFILIATE DEBENTURES

     The Partnership holds debentures of the Company and a wholly-owned subsidiary of the Company. The debentures have a term of approximately 20 years and bear interest at 7-3/4% per annum. The interest payment dates and redemption provisions of the debentures, which are redeemable at the option of the Company and its subsidiary on or after December 30, 2006, correspond to the distribution payment dates and redemption provisions of the Partnership Preferred Securities. Interest and redemption payments on the subsidiary debenture are guaranteed by the Company on a subordinated basis.

4.   PARTNERS' CAPITAL

     The Partnership issued 11,340,208 7-3/4% Partnership Preferred Securities, $25 liquidation preference per security, to the Trust on December 17, 1996. Distributions on the Partnership Preferred Securities are cumulative from the date of original issue and are payable quarterly if, as, and when declared by the general partner. The Partnership Preferred Securities are redeemable on or after December 30, 2006 at the option of the Partnership, at a redemption price equal to $25 per security. Except as provided in the Limited Partnership Agreement and Partnership Preferred Securities Guarantee Agreement, and as otherwise provided by law, the holders of the Partnership Preferred Securities have no voting rights.

     The Company has guaranteed the payment of distributions by the Partnership on the Partnership Preferred Securities if, as, and when declared out of funds legally available and payments upon liquidation of the Partnership or the redemption of the Partnership Preferred Securities to the extent of funds legally available. This guarantee is subordinated to all other liabilities of the Company and ranks pari passu with the most senior preferred stock of the Company.

INDEPENDENT AUDITORS' REPORT

To the General Partner and Limited Partner of
  Merrill Lynch Preferred Funding I, L.P.

We have audited the accompanying balance sheet of Merrill Lynch Preferred Funding I, L.P. (the "Partnership") as of December 27, 1996, and the related statements of earnings, changes in partners' capital and cash flows for the period then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, such financial statements present fairly, in all material respects, the financial position of the Partnership at December 27, 1996, and the results of its operations and its cash flows for the period then ended in conformity with generally accepted accounting principles.

/s/ Deloitte & Touche LLP

New York, New York
March 26, 1997

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrants have duly caused this report to be signed on their behalf by the undersigned, thereunto duly authorized on the 26th day of March, 1997.

                           MERRILL LYNCH PREFERRED CAPITAL TRUST I

                           By:    /s/ THERESA LANG
                                  ----------------------------------------------
                           Name:  Theresa Lang
                           Title: Regular Trustee

                           By:    /s/ STANLEY SCHAEFER
                                  ----------------------------------------------
                           Name:  Stanley Schaefer
                           Title: Regular Trustee

                           MERRILL LYNCH PREFERRED FUNDING I, L.P.

                           By:  MERRILL LYNCH & CO., INC., as General Partner

                           By:    /s/ THERESA LANG
                                  ----------------------------------------------
                           Name:  Theresa Lang
                           Title: Senior Vice President and Treasurer, and as
                                  Attorney-in-Fact for a majority of the Board
                                  of Directors*

----------
* Pursuant to Powers of Attorney filed as Exhibits hereto, for Herbert M. Allison, Jr., William O. Bourke, W.H. Clark, Jill K. Conway, Stephen L. Hammerman, Earle H. Harbison, Jr., George B. Harvey, William R. Hoover, David H. Komansky, Robert P. Luciano, David K. Newbigging, Aulana L. Peters, John J. Phelan, Jr., John L. Steffens, Daniel P. Tully, and William
     L. Weiss, directors of Merrill Lynch & Co., Inc.