Form 10-Q
period 1997-03-28
MERRILL LYNCH PREFERRED CAPITAL TRUST I; MERRILL LYNCH PREFERRED FUNDING I LP
filed 1997-05-12
CIK 1027342, 1027343

===============================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q
                     QUARTERLY REPORT PURSUANT TO SECTION 13
                 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                  For the quarterly period ended March 28, 1997

                     Merrill Lynch Preferred Capital Trust I
       (Exact name of Registrant as specified in its certificate of trust)

                         Commission File No.: 1-7182-01

              Delaware                                13-7102991
   (State or other jurisdiction of         (I.R.S. Employer Identification No.)
    incorporation or organization)
        World Financial Center
             North Tower
          New York, New York                            10281
(Address of principal executive offices)              (Zip Code)

    Registrant's telephone number,
         including area code:                       (212) 449-1000

           Securities registered pursuant to Section 12(b) of the Act:

Title of each class                   Name of each exchange on which registered
-------------------                   -----------------------------------------
7-3/4% Trust Originated               New York Stock Exchange
Preferred Securities ("TOPrS")
(and the related guarantee)

        Securities registered pursuant to Section 12(g) of the Act: None

                     Merrill Lynch Preferred Funding I, L.P.
                     (Exact name of Registrant as specified
                   in its certificate of limited partnership)

                         Commission File No.: 1-7182-02
                    Delaware                          13-3917686
       (State or other jurisdiction of      (I.R.S. Employer Identification No.)
       incorporation or organization)
           World Financial Center
                North Tower
             New York, New York                         10281
  (Address of principal executive offices)            (Zip Code)

    Registrant's telephone number,
         including area code:                       (212) 449-1000

           Securities registered pursuant to Section 12(b) of the Act:

Title of each class                   Name of each exchange on which registered
-------------------                   -----------------------------------------
7-3/4% Partnership                    New York Stock Exchange
Preferred Securities
(and the related guarantee)

        Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark whether the Registrants (1) have filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrants were required to file such reports), and (2) have been subject to such requirements for the past 90 days. Yes X No

As of March 28, 1997, no voting stock was held by non-affiliates of the Registrants.

===============================================================================

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

MERRILL LYNCH PREFERRED CAPITAL TRUST I
BALANCE SHEET (unaudited)
------------------------------------------------------------------------------

                                                       March 28,   December 27,
                                                         1997          1996
                                                       ---------   ------------
ASSETS

Investment in partnership preferred securities       $283,505,200  $283,505,200

Income receivable                                       5,492,913       671,356
                                                     ------------  ------------

Total Assets                                         $288,998,113  $284,176,556
                                                     ============  ============

LIABILITY AND STOCKHOLDERS' EQUITY

Distributions payable                                $  5,492,913  $    671,356
                                                     ------------  ------------

Stockholders' equity:

  Preferred securities (7 3/4% Trust Originated
   Preferred Securities; 11,000,000 authorized,
   issued, and outstanding; $25 liquidation
   amount per security)                               275,000,000   275,000,000

  Common securities (7 3/4% Trust Common Securities;
   340,208 authorized, issued, and outstanding;
   $25 liquidation amount per security)                 8,505,200     8,505,200
                                                     ------------  ------------

   Total stockholders' equity                         283,505,200   283,505,200
                                                     ------------  ------------

Total Liability and Stockholders' Equity             $288,998,113  $284,176,556
                                                     ============  ============

See Notes to Financial Statements

MERRILL LYNCH PREFERRED CAPITAL TRUST I
STATEMENT OF EARNINGS (unaudited)
------------------------------------------------------------------------------

                                                                  For the Three
                                                                  Months Ended
                                                                 March 28, 1997
                                                                 --------------

EARNINGS:

Income on partnership preferred securities                           $5,615,371
                                                                     ----------

See Notes to Financial Statements

MERRILL LYNCH PREFERRED CAPITAL TRUST I
STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY (unaudited)
------------------------------------------------------------------------------

                                                                  For the Three
                                                                  Months Ended
                                                                 March 28, 1997
                                                                 --------------

PREFERRED SECURITIES

Balance at December 27, 1996                                      $275,000,000
                                                                  ------------

Balance at March 28, 1997                                          275,000,000
                                                                  ------------

COMMON SECURITIES

Balance at December 27, 1996                                         8,505,200
                                                                  ------------

Balance at March 28, 1997                                            8,505,200
                                                                  ------------


UNDISTRIBUTED EARNINGS

Balance at December 27, 1996                                             --
Distribution paid in excess of amount accrued
  at December 27, 1996                                                (122,458)

Earnings                                                             5,615,371

Distributions payable                                               (5,492,913)
                                                                  ------------

Balance at March 28, 1997                                                --
                                                                  ------------

Total Stockholders' Equity                                        $283,505,200
                                                                  ------------

See Notes to Financial Statements

MERRILL LYNCH PREFERRED CAPITAL TRUST I
STATEMENT OF CASH FLOWS (unaudited)
------------------------------------------------------------------------------

                                                                  For the Three
                                                                  Months Ended
                                                                 March 28, 1997
                                                                 --------------

Earnings                                                            $ 5,615,371

Cash flows from operating activities:

Increase in income receivable                                        (4,821,557)
                                                                    -----------

  Cash provided by operating activities                                 793,814
                                                                    -----------

Cash flows from financing activities:

  Distributions                                                        (793,814)
                                                                    -----------

  Cash used in financing activities                                    (793,814)
                                                                    -----------

Net change in cash                                                         --

Cash, beginning of period                                                  --
                                                                    -----------

Cash, end of period                                                 $      --
                                                                    -----------

SUPPLEMENTAL DISCLOSURE OF CASH FLOWS:
Preferred distribution of $5,328,125 and common distribution of $164,788 were accrued at March 28, 1997.

See Notes to Financial Statements

MERRILL LYNCH PREFERRED CAPITAL TRUST I
NOTE TO FINANCIAL STATEMENTS
MARCH 28, 1997 (unaudited)
------------------------------------------------------------------------------

BASIS OF PRESENTATION

These unaudited financial statements should be read in conjunction with the audited financial statements included in the Annual Report on Form 10-K of Merrill Lynch Preferred Capital Trust I (the "Trust") for the year ended December 27, 1996. The December 27, 1996 balance sheet was derived from the audited financial statements. The interim financial statements for the three-month period are unaudited; however, in the opinion of the management of the Trust, all adjustments, consisting only of normal recurring accruals, necessary for a fair statement of the results of operations have been included. The Trust was formed on November 20, 1996; accordingly, only the current period's results are presented.

MERRILL LYNCH PREFERRED FUNDING I, L.P.
BALANCE SHEET (unaudited)
--------------------------------------------------------------------------------

                                                    March 28,       December 27,
                                                      1997              1996
                                                   ------------     ------------
ASSETS

Cash                                                       --              8,805

Investments:
   Affiliates                                      $330,055,000     $330,055,000
   U.S. Treasury bills                                3,532,939        3,476,024
                                                   ------------     ------------

   Total                                            333,587,939      333,531,024

Interest receivable                                   6,394,816          781,589
                                                   ------------     ------------

Total Assets                                       $339,982,755     $334,321,418
                                                   ============     ============

LIABILITY AND PARTNERS' CAPITAL

Distributions payable                              $  6,394,816     $    671,356
                                                   ------------     ------------

Partners' capital:
   Limited partnership interest                     283,505,200      283,505,200
   General partnership interest                      50,082,739       50,144,862
                                                   ------------     ------------

   Total Partners' capital                          333,587,939      333,650,062
                                                   ------------     ------------


Total Liability and Partners' Capital              $339,982,755     $334,321,418
                                                   ============     ============


See Notes to Financial Statements

MERRILL LYNCH PREFERRED FUNDING I, L.P.
STATEMENT OF EARNINGS (unaudited)
--------------------------------------------------------------------------------

                                                                  For the Three
                                                                   Months Ended
                                                                  March 28, 1997
                                                                  --------------
Interest income:
   Affiliate debentures                                           $   6,537,316
   U.S. Treasury bills                                                   48,110
                                                                  -------------

Earnings                                                          $   6,585,426
                                                                  =============

See Notes to Financial Statements

MERRILL LYNCH PREFERRED FUNDING I, L.P.
STATEMENT OF CHANGES IN PARTNERS' CAPITAL
--------------------------------------------------------------------------------

                                                                  For the Three
                                                                   Months Ended
                                                                  March 28, 1997
                                                                  --------------
LIMITED PARTNER'S CAPITAL

Balance at December 27, 1996                                      $ 283,505,200

Net income allocated to limited partner                               5,615,371

Distribution in excess of amount accrued
     at December 27, 1996                                              (122,458)

Distribution payable                                                 (5,492,913)
                                                                  -------------

Balance at March 28, 1997                                           283,505,200
                                                                  -------------

GENERAL PARTNER'S CAPITAL

Balance at December 27, 1996                                         50,144,862

Net income allocated to general partner                                 970,055

Distribution                                                           (130,275)

Distribution payable                                                   (901,903)
                                                                  -------------

Balance at March 28, 1997                                            50,082,739
                                                                  -------------

TOTAL PARTNERS' CAPITAL                                           $ 333,587,939
                                                                  =============

See Notes to Financial Statements

MERRILL LYNCH PREFERRED FUNDING I, L.P.
STATEMENT OF CASH FLOWS
--------------------------------------------------------------------------------

                                                                  For the Three
                                                                   Months Ended
                                                                  March 28, 1997
                                                                  --------------

Earnings                                                          $   6,585,426

Cash flows from operating activities:

   Accretion of U.S. Treasury bills                                     (48,110)

   Increase in income receivable                                     (5,613,227)
                                                                  -------------

      Cash provided by operating activities                             924,089
                                                                  -------------

Cash flows from investing activities:

   Purchase of investment securities                                     (8,805)
                                                                  -------------

      Cash used in investing activities                                  (8,805)
                                                                  -------------

Cash flows from financing activities:

   Distribution to limited partner                                     (793,814)

   Distribution to general partner                                     (130,275)
                                                                  -------------

      Cash used in financing activities                                (924,089)
                                                                  -------------

Decrease in cash                                                         (8,805)

Cash, beginning of period                                                 8,805
                                                                  -------------

Cash, end of period                                               $        --
                                                                  =============

SUPPLEMENTAL DISCLOSURE OF CASH FLOWS:
Distributions of $6,394,816 were accrued at March 28, 1997.

See Notes to Financial Statements

MERRILL LYNCH PREFERRED FUNDING I, L.P.
NOTE TO FINANCIAL STATEMENTS
MARCH 28, 1997 (unaudited)
--------------------------------------------------------------------------------

BASIS OF PRESENTATION

These unaudited financial statements should be read in conjunction with the audited financial statements included in the Annual Report on Form 10-K of Merrill Lynch Preferred Funding I. L.P. (the "Partnership") for the year ended December 27, 1996. The December 27, 1996 balance sheet was derived from the audited financial statements. The interim financial statements for the three-month period are unaudited; however, in the opinion of the management of the Partnership, all adjustments, consisting only of normal recurring accruals, necessary for a fair statement of the results of operations have been included. The Partnership was formed on November 20, 1996; accordingly, only the current period's results are presented.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

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

     The Partnership is a limited partnership formed under the Delaware Revised Uniform Limited Partnership Act, as amended, pursuant to an agreement of limited partnership and the filing of a certificate of limited partnership with the Secretary of State on November 20, 1996, which was subsequently amended by an amended and restated agreement of limited partnership dated December 17, 1996. Merrill Lynch & Co., Inc. (the "Company") is the sole general partner of the Partnership. The Partnership is managed by the general partner and exists for the exclusive purposes of (i) issuing its partnership interests, consisting of the Company's general partner interest and the Partnership Preferred Securities,
(ii) investing the proceeds thereof in certain eligible securities of the Company and wholly owned subsidiaries of the Company (the "Affiliate Investment Instruments") and certain eligible debt securities, and (iii) engaging in only those other activities necessary or incidental thereto.

     The Registrants' activities are limited to issuing securities and investing the proceeds as described above. Since the Trust was organized on November 20, 1996, its activities, as specified in its declaration of trust, have been limited to the issuance of the TOPrS and the Trust Common Securities, the investing of the proceeds in the Partnership Preferred Securities, and the payment of distributions on the TOPrS and the Trust Common Securities in accordance with their terms. Since the Partnership was organized on November 20, 1996, its activities, as specified in its agreement of limited partnership, have been limited to the issuance of the Partnership Preferred Securities, the receipt of a capital contribution from the Company, as general partner, the investment of the proceeds in Affiliate Investment Instruments and certain eligible debt securities, and the payment of distributions on the Partnership Preferred Securities.

                           PART II - OTHER INFORMATION

Item 1.    Legal Proceedings

     The Registrants know of no material legal proceedings involving the Trust, the Partnership, or the assets of either of them.

Item 2.    Changes in Securities

     Not applicable.

Item 3.    Defaults upon Senior Securities

     Not applicable.

Item 4.    Submission of Matters to a Vote of Security Holders

     Not applicable.

Item 5.    Other Information

     Not applicable.

Item 6.    Exhibits and Reports on Form 8-K

(a)  Exhibits

      4.1 Certificate of Trust dated November 20, 1996, of the Trust (incorporated by reference to Exhibit 4.1 to Registration Statement on Form S-3 (No. 333-16603) (the "Registration Statement"))

      4.2 Amended and Restated Declaration of Trust, dated as of December 11, 1996, of the Trust (incorporated by reference to Exhibit 4.2 to the Trust's Annual Report on Form 10-K for the fiscal year ended December 27, 1996 (File No. 1-7182-01))

      4.3 Certificate of Limited Partnership, dated as of November 20, 1996, of the Partnership (incorporated by reference to Exhibit 4.3 to the Registration Statement)

      4.4 Amended and Restated Agreement of Limited Partnership, dated as of December 17, 1996, of the Partnership (incorporated by reference to Exhibit 4.2 to the Partnership's Annual Report on Form 10-K for the fiscal year ended December 27, 1996 (File No. 1-7182-02))

      4.5 Form of Trust Preferred Securities Guarantee Agreement between the Company and The Chase Manhattan Bank, as guarantee trustee (incorporated by reference to Exhibit 4.5 to the Registration Statement)

      4.6 Form of Partnership Preferred Securities Guarantee Agreement between the Company and The Chase Manhattan Bank, as guarantee trustee (incorporated by reference to Exhibit 4.6 to the Registration Statement)

      4.7 Form of Subordinated Debenture Indenture between the Company and The Chase Manhattan Bank, as trustee (incorporated by reference to Exhibit
          4.7 to the Registration Statement)

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

     4.10 Form of Partnership Preferred Security (included in Exhibit 4.4 above)

     4.11 Form of Subordinated Debenture (incorporated by reference to Exhibit
          4.11 to the Registration Statement)

       12 Computation of Ratios of Earnings to Combined Fixed Charges and
          Preferred Securities Dividends

       27 Financial Data Schedules*

    ------------------

     *The Financial Data Schedules to be contained in Exhibit 27 are required to be submitted only in the Registrants' electronic filing of this Form 10-Q by means of the EDGAR system.

(b)  Reports on Form 8-K

     None.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrants have duly caused this report to be signed on their behalf by the undersigned, thereunto duly authorized on the 12th day of May, 1997.

                  MERRILL LYNCH PREFERRED CAPITAL TRUST I


                  By:        /s/ THERESA LANG
                             --------------------------------------------------
                  Name:      Theresa Lang
                  Title:     Regular Trustee (Principal Financial Officer
                             of the Trust)


                  By:        /s/ STANLEY SCHAEFER
                             --------------------------------------------------
                  Name:      Stanley Schaefer
                  Title:     Regular Trustee

                  MERRILL LYNCH PREFERRED FUNDING I, L.P.

                  By:  MERRILL LYNCH & CO., INC., as General Partner


                  By:        /s/ Theresa Lang
                             --------------------------------------------------
                  Name:      Theresa Lang
                  Title:     Senior Vice President and Treasurer
                             (Principal Financial Officer of the Partnership)