Form 10-Q
period 1997-06-27
MERRILL LYNCH PREFERRED CAPITAL TRUST I; MERRILL LYNCH PREFERRED FUNDING I LP
filed 1997-08-07
CIK 1027342, 1027343

===============================================================================
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                             ----------------------

                                    FORM 10-Q
                     QUARTERLY REPORT PURSUANT TO SECTION 13
                OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
                -----------------------------------------------

                  For the quarterly period ended June 27, 1997

                     MERRILL LYNCH PREFERRED CAPITAL TRUST I
      (Exact name of Registrant as specified in its certificate of trust)

                         COMMISSION FILE NO.: 1-7182-01
                Delaware                               13-7102991
     (State or other jurisdiction of       (I.R.S. Employer Identification No.)
      incorporation or organization)
          World Financial Center
                North Tower
           New York, New York                             10281
(Address of principal executive offices)                (Zip Code)

Registrant's telephone number, including area code:   (212) 449-1000

           SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT:

TITLE OF EACH CLASS                   NAME OF EACH EXCHANGE ON WHICH REGISTERED
-------------------                   -----------------------------------------
7-3/4% Trust Originated Preferred               New York Stock Exchange
Securities ("TOPrS")
(and the related guarantee)

        SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT: NONE

                     MERRILL LYNCH PREFERRED FUNDING I, L.P.
(Exact name of Registrant as specified in its certificate of limited partnership)

                         COMMISSION FILE NO.: 1-7182-02
                Delaware                               13-3917686
    (State or other jurisdiction of       (I.R.S. Employer Identification No.)
     incorporation or organization)

         World Financial Center
               North Tower
          New York, New York                             10281
    (Address of principal executive                    (Zip Code)
                offices)

Registrant's telephone number, including area code:   (212) 449-1000

           SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT:

TITLE OF EACH CLASS                    NAME OF EACH EXCHANGE ON WHICH REGISTERED
-------------------                    -----------------------------------------
7-3/4% Partnership Preferred Securities       New York Stock Exchange
(and the related guarantee)

        SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT: NONE

Indicate by check mark whether the Registrants (1) have filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrants were required to file such reports), and (2) have been subject to
such requirements for the past 90 days. Yes X   No
                                           ---

As of June 27, 1997, no voting stock was held by non-affiliates of the Registrants.

===============================================================================

                         PART I - FINANCIAL INFORMATION
                         ------------------------------

ITEM 1. FINANCIAL STATEMENTS
        --------------------

MERRILL LYNCH PREFERRED CAPITAL TRUST I
BALANCE SHEET (UNAUDITED)

---------------------------------------------------------------------------------------------

                                                               JUNE 27,         DECEMBER 27,
                                                                 1997               1996
                                                           --------------      --------------
ASSETS
Investment in partnership securities                       $ 283,505,200       $ 283,505,200

Income receivable                                              5,492,913             671,356
                                                           -------------       -------------

Total Assets                                               $ 288,998,113       $ 284,176,556
                                                           =============       =============


LIABILITY AND STOCKHOLDERS' EQUITY

Distributions payable                                      $   5,492,913       $     671,356
                                                           -------------       -------------

Stockholders' equity:

   Preferred securities (7 3/4% Trust Originated
     Preferred Securities; 11,000,000 authorized,
     issued, and outstanding; $25 liquidation
     amount per security)                                    275,000,000         275,000,000

   Common securities (7 3/4% Trust Common Securities;
     340,208 authorized, issued, and outstanding;
     $25 liquidation amount per security)                      8,505,200           8,505,200
                                                           -------------       -------------

     Total stockholders' equity                              283,505,200         283,505,200
                                                           -------------       -------------


Total Liability and Stockholders' Equity                   $ 288,998,113       $ 284,176,556
                                                           =============       =============



See Note to Financial Statements

MERRILL LYNCH PREFERRED CAPITAL TRUST I
STATEMENT OF EARNINGS (UNAUDITED)



--------------------------------------------------------------------------------------------

                                                  FOR THE THREE                 FOR THE SIX
                                                   MONTHS ENDED                MONTHS ENDED
                                                  JUNE 27, 1997               JUNE 27, 1997
                                                  -------------               -------------

EARNINGS:
Income on partnership preferred securities        $  5,492,913                 $ 11,108,284
                                                  ============                 ============



See Note to Financial Statements

MERRILL LYNCH PREFERRED CAPITAL TRUST I
STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY (UNAUDITED)
---------------------------------------------------------------------


                                                         FOR THE SIX
                                                        MONTHS ENDED
                                                       JUNE 27, 1997
                                                      --------------

PREFERRED SECURITIES

Balance at December 27, 1996                          $  275,000,000
                                                      --------------

Balance at June 27, 1997                                 275,000,000
                                                      --------------



COMMON SECURITIES

Balance at December 27, 1996                               8,505,200
                                                      --------------

Balance at June 27, 1997                                   8,505,200
                                                      --------------


UNDISTRIBUTED EARNINGS

Balance at December 27, 1996                                   -

Distribution paid in excess of amount accrued
   at December 27, 1996                                    (122,458)

Distributions                                            (5,492,913)

Earnings                                                 11,108,284

Distributions payable                                    (5,492,913)
                                                      --------------

Balance at June 27, 1997                                       -
                                                      --------------


Total Stockholders' Equity                            $ 283,505,200
                                                      =============




See Note to Financial Statements

MERRILL LYNCH PREFERRED CAPITAL TRUST I
STATEMENT OF CASH FLOWS (UNAUDITED)

-------------------------------------------------------------------------------

                                                               FOR THE SIX
                                                              MONTHS ENDED
                                                             JUNE 27, 1997
                                                             -------------

EARNINGS                                                       $11,108,284

CASH FLOWS FROM OPERATING ACTIVITIES:

   Increase in income receivable                                (4,821,557)
                                                               -----------

   Cash provided by operating activities                         6,286,727
                                                               -----------

CASH FLOWS FROM FINANCING ACTIVITIES:

   Distributions                                                (6,286,727)
                                                               -----------

   Cash used in financing activities                            (6,286,727)
                                                               -----------

NET CHANGE IN CASH                                                   -

CASH, BEGINNING OF PERIOD                                            -
                                                              ------------

CASH, END OF PERIOD                                           $      -
                                                              ============


SUPPLEMENTAL DISCLOSURE OF CASH FLOWS:
Preferred and common distributions of $5,328,125 and $164,788, respectively, were accrued at June 27, 1997.

See Note to Financial Statements

MERRILL LYNCH PREFERRED CAPITAL TRUST I
NOTE TO FINANCIAL STATEMENTS
JUNE 27, 1997 (UNAUDITED)
-------------------------------------------------------------------------------


BASIS OF PRESENTATION

These unaudited financial statements should be read in conjunction with the audited financial statements included in the Annual Report on Form 10-K of Merrill Lynch Preferred Capital Trust I (the "Trust") for the year ended December 27, 1996. The December 27, 1996 balance sheet was derived from the audited financial statements. The interim financial statements for the three- and six-month periods are unaudited; however, in the opinion of the management of the Trust, all adjustments, consisting only of normal recurring accruals, necessary for a fair statement of the results of operations have been included. The Trust was formed on November 20, 1996; accordingly, only 1997 results are presented.

MERRILL LYNCH PREFERRED FUNDING I, L.P.
BALANCE SHEET (UNAUDITED)
-------------------------------------------------------------------------------


                                                  JUNE 27,       DECEMBER 27,
                                                    1997             1996
                                              --------------    --------------
ASSETS

Cash                                          $       -          $       8,805
                                              --------------   ---------------

Investments:
   Affiliates                                    330,055,000       330,055,000
   U.S. Treasury bills                             3,581,048         3,476,024
                                              --------------   ---------------

   Total                                         333,636,048       333,531,024

Interest receivable                                6,394,816           781,589
                                              --------------   ---------------

Total Assets                                  $  340,030,864     $ 334,321,418
                                              ==============    ==============

LIABILITY AND PARTNERS' CAPITAL

Distributions payable                         $    6,394,816     $     671,356
                                              --------------    -------------

Partners' capital:
   Limited partnership interest                  283,505,200       283,505,200

   General partnership interest                   50,130,848        50,144,862
                                              --------------    ---------------

   Total partners' capital                       333,636,048       333,650,062
                                              --------------    --------------


Total Liability and Partners' Capital          $ 340,030,864     $ 334,321,418
                                               =============     =============






See Note to Financial Statements

MERRILL LYNCH PREFERRED FUNDING I, L.P.
STATEMENT OF EARNINGS (UNAUDITED)
--------------------------------------------------------------------------------

                                 FOR THE THREE              FOR THE SIX
                                  MONTHS ENDED             MONTHS ENDED
                                 JUNE 27, 1997            JUNE 27, 1997
                                 -------------            -------------

Interest income:

   Affiliate debentures           $  6,394,816             $ 12,932,132
   U.S. Treasury bills                  48,109                   96,219
                                  ------------             ------------

Earnings                          $  6,442,925             $ 13,028,351
                                  ============             ============





See Note to Financial Statements

MERRILL LYNCH PREFERRED FUNDING I, L.P.
STATEMENT OF CHANGES IN PARTNERS' CAPITAL
-------------------------------------------------------------------------------

                                                                   FOR THE SIX
                                                                  MONTHS ENDED
                                                                 JUNE 27, 1997
                                                                 -------------

LIMITED PARTNER'S CAPITAL

Balance at December 27, 1996                                     $ 283,505,200

Net income allocated to limited partner                             11,108,284

Distribution in excess of amount accrued
     at December 27, 1996                                             (122,458)

Distributions                                                       (5,492,913)

Distribution payable                                                (5,492,913)
                                                                  -------------

Balance at June 27, 1997                                           283,505,200
                                                                  -------------



GENERAL PARTNER'S CAPITAL

Balance at December 27, 1996                                        50,144,862

Net income allocated to general partner                              1,920,067

Distributions                                                       (1,032,178)

Distribution payable                                                  (901,903)
                                                                  -------------

Balance at June 27, 1997                                            50,130,848
                                                                  -------------

TOTAL PARTNERS' CAPITAL                                          $ 333,636,048
                                                                 =============




See Note to Financial Statements

MERRILL LYNCH PREFERRED FUNDING I, L.P.
STATEMENT OF CASH FLOWS
------------------------------------------------------------------------------


                                                               FOR THE SIX
                                                              MONTHS ENDED
                                                             JUNE 27, 1997
                                                             -------------

EARNINGS                                                      $ 13,028,351

CASH FLOWS FROM OPERATING ACTIVITIES:

   Accretion of U.S. Treasury bills                                (96,219)

   Increase in interest receivable                              (5,613,227)
                                                              ------------

     Cash provided by operating activities                       7,318,905
                                                              ------------

CASH FLOWS FROM INVESTING ACTIVITIES:

   Purchase of investment securities                                (8,805)
                                                              ------------

     Cash used in investing activities                              (8,805)
                                                              ------------

CASH FLOWS FROM FINANCING ACTIVITIES:

   Distribution to limited partner                              (6,286,727)

   Distribution to general partner                              (1,032,178)
                                                              ------------

     Cash used in financing activities                          (7,318,905)
                                                              ------------

DECREASE IN CASH                                                    (8,805)

CASH, BEGINNING OF PERIOD                                            8,805
                                                              ------------

CASH, END OF PERIOD                                            $     -
                                                               ===========


SUPPLEMENTAL DISCLOSURE OF CASH FLOWS:
Distributions of $6,394,816 were accrued at June 27, 1997.

See Note to Financial Statements

MERRILL LYNCH PREFERRED FUNDING I, L.P.
NOTE TO FINANCIAL STATEMENTS
JUNE 27, 1997 (UNAUDITED)
-------------------------------------------------------------------------------



BASIS OF PRESENTATION

These unaudited financial statements should be read in conjunction with the audited financial statements included in the Annual Report on Form 10-K of Merrill Lynch Preferred Funding I, L.P. (the "Partnership") for the year ended December 27, 1996. The December 27, 1996 balance sheet was derived from the audited financial statements. The interim financial statements for the three- and six-month periods are unaudited; however, in the opinion of the management of the Partnership, all adjustments, consisting only of normal recurring accruals, necessary for a fair statement of the results of operations have been included. The Partnership was formed on November 20, 1996; accordingly, only the 1997 results are presented.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.
         ---------------------------------------------------------------

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

                           PART II - OTHER INFORMATION
                           ---------------------------

ITEM 1. LEGAL PROCEEDINGS
        -----------------

      The Registrants know of no material legal proceedings involving the Trust, the Partnership, or the assets of either of them.

ITEM 2. CHANGES IN SECURITIES
        ---------------------

        Not applicable.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES
        -------------------------------

        Not applicable.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
        ---------------------------------------------------

        Not applicable.

ITEM 5. OTHER INFORMATION
        -----------------

        Not applicable.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K
        --------------------------------

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

(b)   Reports on Form 8-K

      None.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrants have duly caused this report to be signed on their behalf by the undersigned, thereunto duly authorized on the 7th day of August, 1997.

                                MERRILL LYNCH PREFERRED CAPITAL TRUST I


                                By: /s/ THERESA LANG
                                    ----------------------------------------
                                Name:   Theresa Lang
                                Title: Regular Trustee (Principal Financial
                                       Officer of the Trust)

                                By:     /s/ STANLEY SCHAEFER
                                        ----------------------------------------
                                Name:   Stanley Schaefer
                                Title:  Regular Trustee



                                MERRILL LYNCH PREFERRED FUNDING I, L.P.


                                By: MERRILL LYNCH & CO., INC., as General
                                    Partner

                                By:     /s/ THERESA LANG
                                       -----------------------------------------
                                Name:  Theresa Lang
                                Title: Senior Vice President and Treasurer
                                       (Principal Financial Officer of the
                                       Partnership)