Form 10-Q
period 1997-09-26
MERRILL LYNCH PREFERRED CAPITAL TRUST I
filed 1997-11-07
CIK 1027342

================================================================================
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                             ----------------------

                                    FORM 10-Q

                     QUARTERLY REPORT PURSUANT TO SECTION 13
                 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                 -----------------------------------------------

                For the quarterly period ended September 26, 1997

                     MERRILL LYNCH PREFERRED CAPITAL TRUST I
       (Exact name of Registrant as specified in its certificate of trust)

                         COMMISSION FILE NO.: 1-7182-01

            Delaware                                      13-7102991
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
 incorporation or organization)

      World Financial Center
            North Tower
       New York, New York                                     10281
(Address of principal executive offices)                    (Zip Code)

Registrant's telephone number, including area code:       (212) 449-1000

           SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

                                                          Name of each exchange
Title of each class                                        on which registered
-------------------                                        -------------------
7-3/4% Trust Originated Preferred                        New York Stock Exchange
Securities ("TOPrS")
(and the related guarantee)

        SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT: NONE

                     MERRILL LYNCH PREFERRED FUNDING I, L.P.
                   (Exact name of Registrant as specified in
                    its certificate of limited partnership)

                         COMMISSION FILE NO.: 1-7182-02

            Delaware                                       13-3917686
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
 incorporation or organization)

      World Financial Center
            North Tower
       New York, New York                                     10281
(Address of principal executive offices)                    (Zip Code)

Registrant's telephone number, including area code:       (212) 449-1000

           SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

                                                          Name of each exchange
Title of each class                                        on which registered
-------------------                                        -------------------
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

As of September 26, 1997, no voting stock was held by non-affiliates of the Registrants.

================================================================================

                         PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

MERRILL LYNCH PREFERRED CAPITAL TRUST I
BALANCE SHEET (UNAUDITED)
--------------------------------------------------------------------------------

                                         SEPTEMBER 26, 1997    DECEMBER 27, 1996
                                         ------------------    -----------------
ASSETS

Investment in partnership securities           $283,505,200         $283,505,200

Income receivable                                 5,492,913              671,356
                                               ------------         ------------

Total Assets                                   $288,998,113         $284,176,556
                                               ============         ============


LIABILITY AND STOCKHOLDERS' EQUITY

Distributions payable                          $  5,492,913         $    671,356
                                               ------------         ------------

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
                                               ============         ============


See Note to Financial Statements

MERRILL LYNCH PREFERRED CAPITAL TRUST I
STATEMENT OF EARNINGS (UNAUDITED)
--------------------------------------------------------------------------------

                                               FOR THE THREE        FOR THE NINE
                                                MONTHS ENDED        MONTHS ENDED
                                          SEPTEMBER 26, 1997  SEPTEMBER 26, 1997
                                          ------------------  ------------------
EARNINGS:

Income on partnership preferred securities      $  5,492,913        $ 16,601,197
                                                ------------        ------------


See Note to Financial Statements

MERRILL LYNCH PREFERRED CAPITAL TRUST I
STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY (UNAUDITED)
--------------------------------------------------------------------------------

                                                                    FOR THE NINE
                                                                    MONTHS ENDED
                                                              SEPTEMBER 26, 1997
                                                              ------------------
PREFERRED SECURITIES

Balance at December 27, 1996                                      $ 275,000,000
                                                                  -------------
Balance at September 26, 1997                                       275,000,000
                                                                  -------------


COMMON SECURITIES

Balance at December 27, 1996                                          8,505,200
                                                                  -------------
Balance at September 26, 1997                                         8,505,200
                                                                  -------------


UNDISTRIBUTED EARNINGS

Balance at December 27, 1996                                               --

Distribution paid in excess of amount accrued
    at December 27, 1996                                               (122,458)

Earnings                                                             16,601,197

Distributions                                                       (10,985,826)

Distributions payable                                                (5,492,913)
                                                                  -------------

Balance at September 26, 1997                                              --
                                                                  -------------

Total Stockholders' Equity                                        $ 283,505,200
                                                                  =============


See Note to Financial Statements

MERRILL LYNCH PREFERRED CAPITAL TRUST I
STATEMENT OF CASH FLOWS (UNAUDITED)
--------------------------------------------------------------------------------

                                                                    FOR THE NINE
                                                                    MONTHS ENDED
                                                              SEPTEMBER 26, 1997
                                                              ------------------

EARNINGS                                                           $ 16,601,197

CASH FLOWS FROM OPERATING ACTIVITIES:

    Increase in income receivable                                    (4,821,557)
                                                                   ------------
    Cash provided by operating activities                            11,779,640
                                                                   ------------

CASH FLOWS FROM FINANCING ACTIVITIES:

    Distributions                                                   (11,779,640)
                                                                   ------------
    Cash used in financing activities                               (11,779,640)
                                                                   ------------

NET CHANGE IN CASH                                                         --

CASH, BEGINNING OF PERIOD                                                  --
                                                                   ------------

CASH, END OF PERIOD                                                $       --
                                                                   ============

SUPPLEMENTAL DISCLOSURE OF CASH FLOWS:

Preferred and common distributions of $5,328,125 and $164,788, respectively, were accrued at September 26, 1997.


See Note to Financial Statements

MERRILL LYNCH PREFERRED CAPITAL TRUST I
NOTE TO FINANCIAL STATEMENTS
SEPTEMBER 26, 1997 (UNAUDITED)
--------------------------------------------------------------------------------

BASIS OF PRESENTATION

These unaudited financial statements should be read in conjunction with the audited financial statements included in the Annual Report on Form 10-K of Merrill Lynch Preferred Capital Trust I (the "Trust") for the year ended December 27, 1996. The December 27, 1996 balance sheet was derived from the audited financial statements. The interim financial statements for the three- and nine-month periods are unaudited; however, in the opinion of the management of the Trust, all adjustments, consisting only of normal recurring accruals necessary for a fair statement of the results of operations, have been included. The Trust was formed on November 20, 1996; accordingly, only 1997 results are presented.

MERRILL LYNCH PREFERRED FUNDING I, L.P.
BALANCE SHEET (UNAUDITED)
--------------------------------------------------------------------------------

                                        SEPTEMBER 26, 1997     DECEMBER 27, 1996
                                        ------------------     -----------------
ASSETS

Cash                                          $       --            $      8,805
                                              ------------          ------------

Investments:
    Affiliates                                 330,055,000           330,055,000
    U.S. Treasury bills                          3,629,157             3,476,024
                                              ------------          ------------
    Total investments                          333,684,157           333,531,024

Interest receivable                              6,394,816               781,589
                                              ------------          ------------

Total Assets                                  $340,078,973          $334,321,418
                                              ============          ============


LIABILITY AND PARTNERS' CAPITAL

Distributions payable                         $  6,394,816          $    671,356
                                              ------------          ------------

Partners' capital:
    Limited partnership interest               283,505,200           283,505,200
    General partnership interest                50,178,957            50,144,862
                                              ------------          ------------
    Total partners' capital                    333,684,157           333,650,062
                                              ------------          ------------

Total Liability and Partners' Capital         $340,078,973          $334,321,418
                                              ============          ============


See Note to Financial Statements

MERRILL LYNCH PREFERRED FUNDING I, L.P.
STATEMENT OF EARNINGS (UNAUDITED)
--------------------------------------------------------------------------------

                                           FOR THE THREE            FOR THE NINE
                                            MONTHS ENDED            MONTHS ENDED
                                      SEPTEMBER 26, 1997      SEPTEMBER 26, 1997
                                      ------------------      ------------------
Interest income:
    Affiliate debentures                    $  6,394,816            $ 19,326,948
    U.S. Treasury bills                           48,109                 144,328
                                            ------------            ------------

Earnings                                    $  6,442,925            $ 19,471,276
                                            ============            ============


See Note to Financial Statements

MERRILL LYNCH PREFERRED FUNDING I, L.P.
STATEMENT OF CHANGES IN PARTNERS' CAPITAL (UNAUDITED)
--------------------------------------------------------------------------------

                                                                    FOR THE NINE
                                                                    MONTHS ENDED
                                                              SEPTEMBER 26, 1997
                                                              ------------------
LIMITED PARTNER'S CAPITAL

Balance at December 27, 1996                                      $ 283,505,200

Net income allocated to limited partner                              16,601,197

Distribution in excess of amount accrued
    at December 27, 1996                                               (122,458)

Distributions                                                       (10,985,826)

Distribution payable                                                 (5,492,913)
                                                                  -------------
Balance at September 26, 1997                                       283,505,200
                                                                  -------------


GENERAL PARTNER'S CAPITAL

Balance at December 27, 1996                                         50,144,862

Net income allocated to general partner                               2,870,079

Distributions                                                        (1,934,081)

Distribution payable                                                   (901,903)
                                                                  -------------
Balance at September 26, 1997                                        50,178,957
                                                                  -------------

TOTAL PARTNERS' CAPITAL                                           $ 333,684,157
                                                                  =============


See Note to Financial Statements

MERRILL LYNCH PREFERRED FUNDING I, L.P.
STATEMENT OF CASH FLOWS (UNAUDITED)
--------------------------------------------------------------------------------

                                                                    FOR THE NINE
                                                                    MONTHS ENDED
                                                              SEPTEMBER 26, 1997
                                                              ------------------

EARNINGS                                                           $ 19,471,276

CASH FLOWS FROM OPERATING ACTIVITIES:

    Accretion of U.S. Treasury bills                                   (144,328)

    Increase in interest receivable                                  (5,613,227)
                                                                   ------------
       Cash provided by operating activities                         13,713,721
                                                                   ------------

CASH FLOWS FROM INVESTING ACTIVITIES:

    Purchase of investment securities                                    (8,805)
                                                                   ------------
       Cash used in investing activities                                 (8,805)
                                                                   ------------

CASH FLOWS FROM FINANCING ACTIVITIES:

    Distributions to limited partner                                (11,779,640)

    Distributions to general partner                                 (1,934,081)
                                                                   ------------
       Cash used in financing activities                            (13,713,721)
                                                                   ------------

NET CHANGE IN CASH                                                       (8,805)

CASH, BEGINNING OF PERIOD                                                 8,805
                                                                   ------------

CASH, END OF PERIOD                                                $       --
                                                                   ============


SUPPLEMENTAL DISCLOSURE OF CASH FLOWS:

Distributions of $6,394,816 were accrued at September 26, 1997.


See Note to Financial Statements

MERRILL LYNCH PREFERRED FUNDING I, L.P.
NOTES TO FINANCIAL STATEMENTS
SEPTEMBER 26, 1997 (UNAUDITED)
--------------------------------------------------------------------------------

BASIS OF PRESENTATION

These unaudited financial statements should be read in conjunction with the audited financial statements included in the Annual Report on Form 10-K of Merrill Lynch Preferred Funding I, L.P. (the "Partnership") for the year ended December 27, 1996. The December 27, 1996 balance sheet was derived from the audited financial statements. The interim financial statements for the three- and nine-month periods are unaudited; however, in the opinion of the management of the Partnership, all adjustments, consisting only of normal recurring accruals necessary for a fair statement of the results of operations, have been included. The Partnership was formed on November 20, 1996; accordingly, only the 1997 results are presented.

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

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)   Exhibits

      4.1 Certificate of Trust dated November 20, 1996, of the Trust (incorporated by reference to Exhibit 4.1 to Registration Statement on Form S-3 (No. 333-16603) (the "Registration Statement"))

      4.2 Amended and Restated Declaration of Trust of the Trust, dated as of December 11, 1996, of the Trust (incorporated by reference to Exhibit 4.2 to the Trust's Annual Report on Form 10-K for the fiscal year ended December 27, 1996 (File No. 1-7182-01))

      4.3 Certificate of Limited Partnership, dated as of November 20, 1996, of the Partnership (incorporated by reference to Exhibit 4.3 to the Registration Statement)

      4.4 Amended and Restated Agreement of Limited Partnership of the Partnership, dated as of December 17, 1996, of the Partnership (incorporated by reference to Exhibit 4.2 to the Partnership's Annual Report on Form 10-K for the fiscal year ended December 27, 1996 (File No. 1-7182-02))

      4.5 Form of Trust Preferred Securities Guarantee Agreement between the Company and The Chase Manhattan Bank, as guarantee trustee (incorporated by reference to Exhibit 4.5 to the Registration Statement)

      4.6 Form of Partnership Preferred Securities Guarantee Agreement between the Company and The Chase Manhattan Bank, as guarantee trustee (incorporated by reference to Exhibit 4.6 to the Registration Statement)

      4.7 Form of Subordinated Debenture Indenture between the Company and The Chase Manhattan Bank, as trustee (incorporated by reference to Exhibit 4.7 to the Registration Statement)

      4.8 Form of Affiliate Debenture Guarantee Agreement between the Company and The Chase Manhattan Bank, as guarantee trustee (incorporated by reference to Exhibit 4.8 to the Registration Statement)

      4.9   Form of Trust Preferred Security (included in Exhibit 4.2 above)

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

(b)   Reports on Form 8-K

      None.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrants have duly caused this report to be signed on their behalf by the undersigned, thereunto duly authorized on the 7th day of November, 1997.


                                    MERRILL LYNCH PREFERRED CAPITAL TRUST I


                                    By:    /s/ THERESA LANG
                                           -------------------------------------
                                    Name:  Theresa Lang
                                    Title: Regular Trustee (Principal Financial
                                           Officer of the Trust)

                                    By:    /s/ STANLEY SCHAEFER
                                           -------------------------------------
                                    Name:  Stanley Schaefer
                                    Title: Regular Trustee



                                    MERRILL LYNCH PREFERRED FUNDING I, L.P.


                                    By:    MERRILL LYNCH & CO., INC., as General
                                           Partner


                                    By:    /s/ THERESA LANG
                                           -------------------------------------
                                    Name:  Theresa Lang
                                    Title: Senior Vice President and Treasurer
                                           (Principal Financial Officer of the
                                           Partnership)