Form 10-K
period 1997-12-26
MERRILL LYNCH PREFERRED CAPITAL TRUST I; MERRILL LYNCH PREFERRED FUNDING I LP
filed 1998-03-24
CIK 1027342, 1027343

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K
                      ANNUAL REPORT PURSUANT TO SECTION 13
                 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                 -----------------------------------------------
                   For the fiscal year ended December 26, 1997

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

           Securities registered pursuant to Section 12(b) of the Act:

                                                         Name of each exchange
Title of each class                                       on which registered
-------------------                                      ---------------------
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

           Securities registered pursuant to Section 12(b) of the Act:

                                                         Name of each exchange
Title of each class                                      on which registered
-------------------                                      ---------------------
7-3/4% Partnership Preferred Securities                  New York Stock Exchange
(and the related guarantee)

        Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark whether the Registrants (1) have filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrants were required to file such reports), and (2) have been subject to such requirements for the past 90 days. Yes |X| No |_|

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrants' knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

As of March 20, 1998, no voting stock was held by non-affiliates of the Registrants.

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

ITEM 1. Business

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

      Not Applicable.

ITEM 3. Legal Proceedings

      The Registrants know of no material legal proceedings involving the Trust, the Partnership or the assets of either of them.

ITEM 4. Submission of Matters to a Vote of Security Holders

      No matter was submitted to a vote of holders of any securities of the Trust or the Partnership during the fiscal year covered by this report.

                                     PART II

ITEM 5. Market for Registrants' Common Equity and Related Stockholder Matters

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

ITEM 6. Selected Financial Data

      The Registrant's activities are limited to issuing securities and investing the proceeds as described in ITEM 1. - Business above. Accordingly, the financial statements included herein in response to ITEM 8. - Financial Statements and Supplementary Data are incorporated by reference in response to this item.

ITEM 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

      The Registrant's activities are limited to issuing securities and investing the proceeds as described in ITEM 1. - Business above. Since the Trust was organized on November 20, 1996, its activities, as specified in its declaration of trust, have been limited to the issuance of the TOPrS and the Trust Common Securities, the investing of the proceeds in the Partnership Preferred Securities, and the payment of distributions on the TOPrS and the Trust Common Securities in accordance with their terms. Since the Partnership was organized on November 20, 1996, its activities, as specified in its agreement of limited partnership, have been limited to the issuance of the Partnership Preferred Securities, the receipt of a capital contribution from the Company, as general partner, the investment of the proceeds in Affiliate Investment Instruments and certain eligible debt securities, and the payment of distributions on the Partnership Preferred Securities.

ITEM 7A. Quantitative and Qualitative Disclosure about Market Risk

      On December 17, 1996, the Trust invested the gross proceeds from the sale of the Trust Common Securities and the TOPrS in the Partnership Preferred Securities (the "Trust Assets"). The Partnership, in turn, invested the proceeds from the sale of the Partnership Preferred Securities and a capital contribution from ML & Co. in certain Affiliate Investment Instruments and eligible securities (the "Partnership Assets"). To the extent the Partnership has funds available from the Partnership Assets, the general partner of the Partnership may declare distributions to the Trust, as holder of the Partnership Preferred Securities. The Trust's ability to pay distributions to the holders of the TOPrS is dependent on its receipt of distributions on the Trust Assets from the Partnership. Therefore, upon the receipt by the Partnership of payments from the Partnership Assets and the distribution thereof to the Trust, the Trust will pass through such payments to the holders of the TOPrS.

ITEM 8. Financial Statements and Supplementary Data

      In response to this ITEM 8, the financial statements and notes thereto and the independent auditors' reports set forth on pages F-1 through F-15 are incorporated by reference herein.

ITEM 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosures

      None.

                                    PART III

ITEM 10. Directors and Executive Officers of the Registrant

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

ITEM 13. Certain Relationships and Related Transactions

      None.

                                     PART IV

ITEM 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K

(a) Documents filed as part of this Report:

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

      4.1 Certificate of Trust dated November 20, 1996, of the Trust (incorporated by reference to Exhibit 4.1 to Registration Statement on Form S-3 (No. 333-16603) (the "Registration Statement"))

      4.2 Amended and Restated Declaration of Trust of the Trust, dated as of December 11, 1996 (incorporated by reference to Exhibit 4.2 to the Trust's Annual Report on Form 10-K for the fiscal year ended December 27, 1996 (File No. 1-7182-01))

      4.3 Certificate of Limited Partnership, dated as of November 20, 1996, of the Partnership (incorporated by reference to Exhibit 4.3 to Registration Statement)

      4.4 Amended and Restated Agreement of Limited Partnership of the Partnership (incorporated by reference to Exhibit 4.4 to the Partnership's Annual Report on Form 10-K for the fiscal year ended December 27, 1996 (File No. 1-7182-02))

      4.5   Form of Trust Preferred Securities Guarantee Agreement between the

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

      4.10 Form of Partnership Preferred Security (included in Exhibit 4.4 above)

      4.11  Form of Subordinated Debenture (incorporated by reference to Exhibit
            4.11 to the Registration Statement)

      12 Computation of Ratios of Earnings to Combined Fixed Charges and Preferred Securities Distributions

      23    Consent of Deloitte & Touche LLP

      24    Powers of Attorney

      27 Financial Data Schedules. The Financial Data Schedules to be contained in Exhibit 27 are required to be submitted only in the Registrants' electronic filing of this Form 10-K by means of the EDGAR system.

(b)   Reports on Form 8-K

      None.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrants have duly caused this report to be signed on their behalf by the undersigned, thereunto duly authorized on the 23rd day of March, 1998.

                                     MERRILL LYNCH PREFERRED CAPITAL TRUST I*


                                     By:     /s/ Theresa Lang
                                             -----------------------------------
                                     Name:   Theresa Lang
                                     Title:  Regular Trustee


                                     By:     /s/ Stanley Schaefer
                                             -----------------------------------
                                     Name:   Stanley Schaefer
                                     Title:  Regular Trustee


                                     MERRILL LYNCH PREFERRED FUNDING I, L.P.*


                                     By:  MERRILL LYNCH & CO., INC., as General
                                          Partner


                                     By:    /s/ Theresa Lang
                                            ------------------------------------
                                     Name:  Theresa Lang
                                     Title: Senior Vice President and Treasurer,
                                            and as Attorney-in-Fact for a
                                            majority of the Board of Directors**

----------
* There is no principal executive officer(s), principal financial officer, controller, principal accounting officer or board of directors of the Registrant. The Trustees of the Registrant (which include the Regular Trustees, the Property Trustee and the Delaware Trustee) together exercise all powers and perform all functions with respect to the Registrant.

** Pursuant to Powers of Attorney filed as Exhibits hereto, for Herbert M. Allison, Jr., William O. Bourke, W.H. Clark, Jill K. Conway, Stephen L. Hammerman, Earle H. Harbison, Jr., George B. Harvey, William R. Hoover, David H. Komansky, Robert P. Luciano, David K. Newbigging, Aulana L. Peters, John J. Phelan, Jr., John L. Steffens, and William L. Weiss, directors of Merrill Lynch & Co., Inc.

                          INDEX TO FINANCIAL STATEMENTS
                                  ITEM 14(a)(1)

FINANCIAL STATEMENTS                                                        PAGE
--------------------                                                        ----

MERRILL LYNCH PREFERRED CAPITAL TRUST I

   Balance Sheets, December 26, 1997 and December 27, 1996                  F-2

   Statements of Earnings, Year Ended December 26, 1997 and for the
        Period December 17, 1996 to December 27, 1996                       F-3

   Statements of Changes in Stockholders' Equity, Year Ended December 26,
        1997 and for the Period December 17, 1996 to December 27, 1996      F-4

   Statements of Cash Flows, Year Ended December 26, 1997 and for the
        Period December 17, 1996 to December 27, 1996                       F-5

   Notes to Financial Statements                                            F-6

   Independent Auditors' Report                                             F-8


MERRILL LYNCH PREFERRED FUNDING I, L.P.

   Balance Sheets, December 26, 1997 and December 27, 1996                  F-9

   Statements of Earnings, Year Ended December 26, 1997 and for the
        Period December 17, 1996 to December 27, 1996                       F-10

   Statements of Changes in Partners' Capital, Year Ended December 26,
        1997 and for the Period December 17, 1996 to December 27, 1996      F-11

   Statements of Cash Flows, Year Ended December 26, 1997 and for the
        Period December 17, 1996 to December 27, 1996                       F-12

   Notes to Financial Statements                                            F-13

   Independent Auditors' Report                                             F-15

MERRILL LYNCH PREFERRED CAPITAL TRUST I
BALANCE SHEETS
--------------------------------------------------------------------------------

                                            DECEMBER 26, 1997  DECEMBER 27, 1996
                                            -----------------  -----------------
ASSETS

Investment in partnership preferred
 securities                                      $283,505,200       $283,505,200

Income receivable                                   5,492,913            671,356
                                                 ------------       ------------

Total Assets                                     $288,998,113       $284,176,556
                                                 ============       ============

LIABILITY AND STOCKHOLDERS' EQUITY

Distributions payable                            $  5,492,913       $    671,356
                                                 ------------       ------------
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
                                                 ============       ============

See Notes to Financial Statements

MERRILL LYNCH PREFERRED CAPITAL TRUST I
STATEMENTS OF EARNINGS
--------------------------------------------------------------------------------

                                                 FOR THE         FOR THE PERIOD
                                              YEAR ENDED      DECEMBER 17, 1996
                                       DECEMBER 26, 1997   TO DECEMBER 27, 1996
                                       -----------------   --------------------
EARNINGS:

Income on partnership preferred
  securities                                 $22,094,110            $   671,356
                                             ===========            ===========

See Notes to Financial Statements

MERRILL LYNCH PREFERRED CAPITAL TRUST I
STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
--------------------------------------------------------------------------------

                                                 FOR THE         FOR THE PERIOD
                                              YEAR ENDED      DECEMBER 17, 1996
                                       DECEMBER 26, 1997   TO DECEMBER 27, 1996
                                       -----------------   --------------------
PREFERRED SECURITIES

Balance, beginning of year                 $ 275,000,000          $          --

Issuance of preferred securities                      --            275,000,000
                                           -------------          -------------

Balance, end of year                         275,000,000            275,000,000
                                           -------------          -------------


COMMON SECURITIES

Balance, beginning of year                     8,505,200                     --

Issuance of common securities                         --              8,505,200
                                           -------------          -------------

Balance, end of year                           8,505,200              8,505,200
                                           -------------          -------------

UNDISTRIBUTED EARNINGS

Balance, beginning of year                            --                     --

Distribution paid in excess of amount
  accrued at December 27, 1996                  (122,458)                    --

Earnings                                      22,094,110                671,356

Distributions                                (16,478,739)                    --

Distributions payable                         (5,492,913)              (671,356)
                                           -------------          -------------

Balance, end of the year                              --                     --
                                           -------------          -------------

Total Stockholders' Equity                 $ 283,505,200          $ 283,505,200
                                           =============          =============

See Notes to Financial Statements

MERRILL LYNCH PREFERRED CAPITAL TRUST I
STATEMENTS OF CASH FLOWS
--------------------------------------------------------------------------------

                                                   FOR THE        FOR THE PERIOD
                                                YEAR ENDED     DECEMBER 17, 1996
                                         DECEMBER 26, 1997  TO DECEMBER 27, 1996
                                         -----------------  --------------------
EARNINGS                                     $  22,094,110        $     671,356

CASH FLOWS FROM OPERATING ACTIVITIES:

  Increase in income receivable                 (4,821,557)            (671,356)
                                             -------------        -------------
    Cash provided by operating activities       17,272,553                   --
                                             -------------        -------------

CASH FLOWS FROM INVESTING ACTIVITIES:

  Purchase of partnership preferred
   securities                                           --         (283,505,200)
                                             -------------        -------------
    Cash used for investing activities                  --         (283,505,200)
                                             -------------        -------------

CASH FLOWS FROM FINANCING ACTIVITIES:

  Proceeds from the issuance of preferred
   securities                                           --          275,000,000

  Proceeds from the issuance of common
   securities                                           --            8,505,200

  Distributions                                (17,272,553)                  --
                                             -------------        -------------
    Cash (used for) provided by financing
     activities                                (17,272,553)         283,505,200
                                             -------------        -------------

NET CHANGE IN CASH                                      --                   --

CASH, BEGINNING OF PERIOD                               --                   --
                                             -------------        -------------

CASH, END OF PERIOD                          $          --        $          --
                                             =============        =============

SUPPLEMENTAL DISCLOSURE OF CASH FLOWS:
Preferred and common distributions of $5,328,125 and $164,788, respectively, were accrued at December 26, 1997. Preferred and common distributions of $651,215 and $20,141, respectively, were accrued at December 27, 1996.


See Notes to Financial Statements

MERRILL LYNCH PREFERRED CAPITAL TRUST I
NOTES TO FINANCIAL STATEMENTS
DECEMBER 26, 1997 AND DECEMBER 27, 1996
--------------------------------------------------------------------------------


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

MERRILL LYNCH PREFERRED CAPITAL TRUST I
NOTES TO FINANCIAL STATEMENTS
DECEMBER 26, 1997 AND DECEMBER 27, 1996
--------------------------------------------------------------------------------


3.    INVESTMENT IN PARTNERSHIP PREFERRED SECURITIES

      The Trust holds 11,340,208 7 3/4% Partnership Preferred Securities, $25 liquidation preference per security. The interest payment dates and redemption provisions of the Partnership Preferred Securities, which are redeemable after December 30, 2006 at the option of the Partnership, correspond to the distribution payment dates and redemption provisions of the Trust Preferred Securities. Upon any redemption of the Partnership Preferred Securities, the Trust Preferred Securities will be redeemed. The Company has guaranteed, on a subordinated basis, the payment of distributions by the Partnership on the Partnership Preferred Securities if, as, and when declared out of funds legally available and payments upon liquidation of the Partnership or the redemption of the Partnership Preferred Securities to the extent of funds legally available.


4.    STOCKHOLDERS' EQUITY

      TRUST PREFERRED SECURITIES
      The Trust issued 11,000,000 7 3/4% Trust Preferred Securities, $25 liquidation amount per security in a public offering on December 17, 1996. The Trust Preferred Securities are redeemable on or after December 30, 2006 at the option of the Trust, in whole or in part, at a redemption price equal to $25 per security. Distributions on the Trust Preferred Securities are cumulative from the date of original issue and are payable quarterly if, as, and when the Trust has funds available for payment. Holders of the Trust Preferred Securities have limited voting rights and are not entitled to vote to appoint, remove, or replace, or to increase or decrease the number of, trustees, which voting rights are vested exclusively in the holder of the Trust Common Securities. Under certain circumstances, the Trust Preferred Securities have preferential rights to payment relative to the Trust Common Securities.

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

      TRUST COMMON SECURITIES
      The Trust issued 340,208 7 3/4% Trust Common Securities, $25 liquidation amount per security, to the Company on December 17, 1996. The Trust Common Securities are redeemable on or after December 30, 2006 at the option of the Trust, in whole or in part, at a redemption price equal to $25 per security.

INDEPENDENT AUDITORS' REPORT

To the Trustees of
  Merrill Lynch Preferred Capital Trust I

We have audited the accompanying balance sheets of Merrill Lynch Preferred Capital Trust I (the "Trust") as of December 26, 1997 and December 27, 1996, and the related statements of earnings, changes in stockholders' equity and cash flows for the periods then ended. These financial statements are the responsibility of the Trust's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, such financial statements present fairly, in all material respects, the financial position of the Trust at December 26, 1997 and December 27, 1996, and the results of its operations, and its cash flows for the periods then ended in conformity with generally accepted accounting principles.


/s/ Deloitte & Touche LLP

New York, New York
March 20, 1998

MERRILL LYNCH PREFERRED FUNDING I, L.P.
BALANCE SHEETS
--------------------------------------------------------------------------------

                                            DECEMBER 26, 1997  DECEMBER 27, 1996
                                            -----------------  -----------------
ASSETS

Cash                                             $         --       $      8,805
                                                 ------------       ------------

Investments:
  Affiliate debentures                            330,055,000        330,055,000
  U.S. Treasury bills                               3,677,796          3,476,024
                                                 ------------       ------------
  Total investments                               333,732,796        333,531,024

Interest receivable                                 6,394,816            781,589
                                                 ------------       ------------

Total Assets                                     $340,127,612       $334,321,418
                                                 ============       ============

LIABILITY AND PARTNERS' CAPITAL

Distributions payable                            $  6,394,816       $    671,356
                                                 ------------       ------------

Partners' capital:
  Limited partnership interest                    283,505,200        283,505,200
  General partnership interest                     50,227,596         50,144,862
                                                 ------------       ------------
  Total partners' capital                         333,732,796        333,650,062
                                                 ------------       ------------


Total Liability and Partners' Capital            $340,127,612       $334,321,418
                                                 ============       ============

See Notes to Financial Statements

MERRILL LYNCH PREFERRED FUNDING I, L.P.
STATEMENTS OF EARNINGS
--------------------------------------------------------------------------------

                                                  FOR THE         FOR THE PERIOD
                                               YEAR ENDED      DECEMBER 17, 1996
                                        DECEMBER 26, 1997   TO DECEMBER 27, 1996
                                        -----------------   --------------------
Interest income:

  Affiliate debentures                        $25,721,764            $   781,589
  U.S. Treasury bills                             192,967                  4,229
                                              -----------            -----------

Earnings                                      $25,914,731            $   785,818
                                              ===========            ===========

See Notes to Financial Statements

MERRILL LYNCH PREFERRED FUNDING I, L.P.
STATEMENTS OF CHANGES IN PARTNERS' CAPITAL
-------------------------------------------------------------------------------

                                                  FOR THE        FOR THE PERIOD
                                               YEAR ENDED     DECEMBER 17, 1996
                                        DECEMBER 26, 1997  TO DECEMBER 27, 1996
                                        -----------------  --------------------
LIMITED PARTNER'S CAPITAL

Balance, beginning of year                  $ 283,505,200         $ 283,505,200

Net income allocated to limited partner        22,094,110               671,356

Distribution in excess of amount accrued
  at December 27, 1996                           (122,458)                   --

Distributions                                 (16,478,739)                   --

Distribution payable                           (5,492,913)             (671,356)
                                            -------------         -------------

Balance at December 26, 1997                  283,505,200           283,505,200
                                            -------------         -------------


GENERAL PARTNER'S CAPITAL

Balance at December 27, 1996                   50,144,862            50,030,400

Net income allocated to general partner         3,820,621               114,462

Distributions                                  (2,835,984)                   --

Distribution payable                             (901,903)                   --
                                            -------------         -------------

Balance at December 26, 1997                   50,227,596            50,144,862
                                            -------------         -------------


TOTAL PARTNERS' CAPITAL                     $ 333,732,796         $ 333,650,062
                                            =============         =============

See Notes to Financial Statements

MERRILL LYNCH PREFERRED FUNDING I, L.P.
STATEMENTS OF CASH FLOWS
-------------------------------------------------------------------------------

                                                  FOR THE        FOR THE PERIOD
                                               YEAR ENDED     DECEMBER 17, 1996
                                        DECEMBER 26, 1997  TO DECEMBER 27, 1996
                                        -----------------  --------------------
EARNINGS                                     $ 25,914,731         $     785,818

CASH FLOWS FROM OPERATING ACTIVITIES:

  Accretion of U.S. Treasury bills               (192,967)               (4,229)

  Increase in interest receivable              (5,613,227)             (781,589)
                                             ------------         -------------
   Cash provided by operating activities       20,108,537                    --
                                             ------------         -------------


CASH FLOWS FROM INVESTING ACTIVITIES:

  Purchase of affiliate debentures                     --          (330,055,000)

  Purchase of investment securities                (8,805)           (3,471,795)
                                             ------------         -------------
   Cash used for investing activities              (8,805)         (333,526,795)
                                             ------------         -------------


CASH FLOWS FROM FINANCING ACTIVITIES:

  Proceeds from issuance of preferred
   securities                                          --           283,505,200

  Capital contribution - general partner               --            50,030,400

  Distributions to limited partner            (17,272,553)                   --

  Distributions to general partner             (2,835,984)                   --
                                             ------------         -------------
   Cash (used for) provided by financing
    activities                                (20,108,537)          333,535,600
                                             ------------         -------------

NET CHANGE IN CASH                                 (8,805)                8,805

CASH, BEGINNING OF PERIOD                           8,805                    --
                                             ------------         -------------

CASH, END OF PERIOD                          $         --         $       8,805
                                             ============         =============

SUPPLEMENTAL DISCLOSURE OF CASH FLOWS:
Distributions of $6,394,816 and $671,356 were accrued at December 26, 1997 and December 27, 1996, respectively.


See Notes to Financial Statements

MERRILL LYNCH PREFERRED FUNDING I, L.P.
NOTES TO FINANCIAL STATEMENTS
DECEMBER 26, 1997 AND DECEMBER 27, 1996
--------------------------------------------------------------------------------


1.    ORGANIZATION AND PURPOSE

      Merrill Lynch Preferred Funding I, L.P. (the "Partnership") is a limited partnership that was formed under the Delaware Revised Uniform Limited Partnership Act on November 20, 1996 for the exclusive purpose of purchasing certain eligible debt instruments of Merrill Lynch & Co., Inc. (the "Company") and wholly owned subsidiaries of the Company with the proceeds from the sale of (i) its preferred securities (the "Partnership Preferred Securities"), representing a limited partner interest, to Merrill Lynch Preferred Capital Trust I (the "Trust") and (ii) a capital contribution from the Company in exchange for the general partnership interest in the Partnership.

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

MERRILL LYNCH PREFERRED FUNDING I, L.P.
NOTES TO FINANCIAL STATEMENTS
DECEMBER 26, 1997 AND DECEMBER 27, 1996
--------------------------------------------------------------------------------


3.    INVESTMENT IN AFFILIATE DEBENTURES

      The Partnership holds debentures of the Company and a wholly owned subsidiary of the Company. The debentures have a term of approximately 20 years and bear interest at 7 3/4% per annum. The interest payment dates and redemption provisions of the debentures, which are redeemable at the option of the Company and its subsidiary on or after December 30, 2006, correspond to the distribution payment dates and redemption provisions of the Partnership Preferred Securities. Interest and redemption payments on the subsidiary debenture are guaranteed by the Company on a subordinated basis.


4.    PARTNERS' CAPITAL

      The Partnership issued 11,340,208 7 3/4% Partnership Preferred Securities, $25 liquidation preference per security, to the Trust on December 17, 1996. Distributions on the Partnership Preferred Securities are cumulative from the date of original issue and are payable quarterly if, as, and when declared by the general partner. The Partnership Preferred Securities are redeemable on or after December 30, 2006 at the option of the Partnership, at a redemption price equal to $25 per security. Except as provided in the Limited Partnership Agreement and Partnership Preferred Securities Guarantee Agreement, and as otherwise provided by law, the holders of the Partnership Preferred Securities have no voting rights.

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

INDEPENDENT AUDITORS' REPORT

To the General Partner and Limited Partner of
  Merrill Lynch Preferred Funding I, L.P.

We have audited the accompanying balance sheets of Merrill Lynch Preferred Funding I, L.P. (the "Partnership") as of December 26, 1997 and December 27, 1996, and the related statements of earnings, changes in partners' capital and cash flows for the periods then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, such financial statements present fairly, in all material respects, the financial position of the Partnership at December 26, 1997 and December 27, 1996, and the results of its operations, and its cash flows for the periods then ended in conformity with generally accepted accounting principles.


/s/ Deloitte & Touche LLP

New York, New York
March 20, 1998