Form 10-Q
period 1998-03-27
MERRILL LYNCH PREFERRED CAPITAL TRUST I; MERRILL LYNCH PREFERRED FUNDING I LP
filed 1998-05-07
CIK 1027342, 1027343

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q
                     QUARTERLY REPORT PURSUANT TO SECTION 13
                 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
--------------------------------------------------------------------------------
                  For the quarterly period ended March 27, 1998

                     Merrill Lynch Preferred Capital Trust I
--------------------------------------------------------------------------------
      (Exact name of Registrant as specified in its certificate of trust)

                         Commission File No.: 1-7182-01

               Delaware                               13-7102991
--------------------------------------------------------------------------------
   (State or other jurisdiction of       (I.R.S. Employer Identification No.)
    incorporation or organization)

        World Financial Center
             North Tower
          New York, New York                             10281
--------------------------------------------------------------------------------
(Address of principal executive offices)              (Zip Code)

Registrant's telephone number, including area code:  (212) 449-1000

           Securities registered pursuant to Section 12(b) of the Act:


Title of each class                    Name of each exchange on which registered
--------------------------------------------------------------------------------
7-3/4% Trust Originated Preferred      New York Stock Exchange
Securities ("TOPrS")
(and the related guarantee)

        Securities registered pursuant to Section 12(g) of the Act: None

                     Merrill Lynch Preferred Funding I, L.P.
--------------------------------------------------------------------------------
                     (Exact name of Registrant as specified
                   in its certificate of limited partnership)

                         Commission File No.: 1-7182-02

                Delaware                               13-3917686
--------------------------------------------------------------------------------
    (State or other jurisdiction of       (I.R.S. Employer Identification No.)
     incorporation or organization)

         World Financial Center
              North Tower
           New York, New York                             10281
--------------------------------------------------------------------------------
(Address of principal executive offices)                (Zip Code)

       Registrant's telephone number, including area code: (212) 449-1000

           Securities registered pursuant to Section 12(b) of the Act:

                                           Name of each exchange on which
Title of each class                        registered
--------------------------------------------------------------------------------
7-3/4% Partnership Preferred Securities    New York Stock Exchange
(and the related guarantee)

        Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark whether the Registrants (1) have filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrants were required to file such reports), and (2) have been subject to such requirements for the past 90 days. Yes |X| No |_|

As of March 27, 1998, no voting stock was held by non-affiliates of the Registrants.

================================================================================

                         PART I - FINANCIAL INFORMATION
                         ------------------------------

ITEM 1. FINANCIAL STATEMENTS
        --------------------

MERRILL LYNCH PREFERRED CAPITAL TRUST I
BALANCE SHEETS (UNAUDITED)
--------------------------------------------------------------------------------
                                            MARCH 27, 1998   DECEMBER 26, 1997
                                            --------------   -----------------
ASSETS

Investment in partnership preferred
  securities                                 $ 283,505,200       $ 283,505,200

Income receivable                                5,492,913           5,492,913
                                             -------------       -------------
Total Assets                                 $ 288,998,113       $ 288,998,113
                                             =============       =============

LIABILITY AND STOCKHOLDERS' EQUITY

Distributions payable                        $   5,492,913       $   5,492,913
                                             -------------       -------------
Stockholders' equity:

    Preferred securities (7 3/4% Trust
      Originated Preferred Securities;
      11,000,000 authorized, issued, and
      outstanding; $25 liquidation amount
      per security)                            275,000,000         275,000,000

    Common securities (7 3/4% Trust Common
      Securities; 340,208 authorized, issued,
      and outstanding; $25 liquidation amount
      per security)                              8,505,200           8,505,200
                                             -------------       -------------
    Total stockholders' equity                 283,505,200         283,505,200
                                             -------------       -------------
Total Liability and Stockholders' Equity     $ 288,998,113       $ 288,998,113
                                             =============       =============

See Notes to Financial Statements

MERRILL LYNCH PREFERRED CAPITAL TRUST I
STATEMENTS OF EARNINGS (UNAUDITED)
--------------------------------------------------------------------------------


                                                FOR THE THREE MONTHS ENDED
                                            -----------------------------------
                                            MARCH 27, 1998       MARCH 28, 1997
                                            --------------       --------------
EARNINGS:

Income on partnership preferred securities  $    5,492,913       $    5,615,371
                                            ==============       ==============

See Notes to Financial Statements

MERRILL LYNCH PREFERRED CAPITAL TRUST I
STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (UNAUDITED)
--------------------------------------------------------------------------------

                                                  FOR THE THREE MONTHS ENDED
                                                -------------------------------
                                                MARCH 27, 1998   MARCH 28, 1997
                                                --------------   --------------
PREFERRED SECURITIES

Balance, beginning and end of period            $  275,000,000   $  275,000,000
                                                --------------   --------------

COMMON SECURITIES

Balance, beginning and end of period                 8,505,200        8,505,200
                                                --------------   --------------

UNDISTRIBUTED EARNINGS

Balance, beginning of period                                --               --

Distribution paid in excess of amount accrued
   at December 27, 1996                                     --         (122,458)

Earnings                                             5,492,913        5,615,371

Distributions payable                               (5,492,913)      (5,492,913)
                                                --------------   --------------

Balance, end of period                                      --               --
                                                --------------   --------------

Total Stockholders' Equity                      $  283,505,200   $  283,505,200
                                                ==============   ==============

See Notes to Financial Statements

MERRILL LYNCH PREFERRED CAPITAL TRUST I
STATEMENTS OF CASH FLOWS (UNAUDITED)
--------------------------------------------------------------------------------

                                                  FOR THE THREE MONTHS ENDED
                                               --------------------------------
                                               MARCH 27, 1998    MARCH 28, 1997
                                               --------------    --------------

CASH FLOWS FROM OPERATING ACTIVITIES:

   Earnings                                    $    5,492,913    $    5,615,371

   Increase in income receivable                           --        (4,821,557)
                                               --------------    --------------

      Cash provided by operating activities         5,492,913           793,814
                                               --------------    --------------

CASH FLOWS FROM FINANCING ACTIVITIES:

   Distributions                                   (5,492,913)         (793,814)
                                               --------------    --------------

      Cash used for financing activities           (5,492,913)         (793,814)
                                               --------------    --------------

NET CHANGE IN CASH                                         --                --

CASH, BEGINNING OF PERIOD                                  --                --
                                               --------------    --------------

CASH, END OF PERIOD                            $           --    $           --
                                               ==============    ==============

SUPPLEMENTAL DISCLOSURE OF CASH FLOWS:
Preferred and common distributions of $5,328,125 and $164,788, respectively, were accrued at March 27, 1998 and March 28, 1997.

See Notes to Financial Statements

MERRILL LYNCH PREFERRED CAPITAL TRUST I
NOTES TO FINANCIAL STATEMENTS
MARCH 27, 1998 (UNAUDITED)
--------------------------------------------------------------------------------

BASIS OF PRESENTATION

These unaudited financial statements should be read in conjunction with the audited financial statements included in the Annual Report on Form 10-K of Merrill Lynch Preferred Capital Trust I (the "Trust") for the year ended December 26, 1997. The December 26, 1997 balance sheet was derived from the audited financial statements. The interim financial statements for the three-month periods are unaudited; however, in the opinion of the management of the Trust, all adjustments, consisting only of normal recurring accruals necessary for a fair statement of the results of operations, have been included.

MERRILL LYNCH PREFERRED FUNDING I, L.P.
BALANCE SHEETS (UNAUDITED)
--------------------------------------------------------------------------------

                                              MARCH 27, 1998   DECEMBER 26, 1997
                                              --------------   -----------------
ASSETS

Cash                                          $       13,876   $              --

Investments:
   Affiliate debentures                          330,055,000         330,055,000
   U.S. Treasury bills                             3,711,094           3,677,796
                                              --------------   -----------------
   Total investments                             333,766,094         333,732,796

Interest receivable                                6,394,816           6,394,816
                                              --------------   -----------------

Total Assets                                  $  340,174,786   $     340,127,612
                                              ==============   =================

LIABILITY AND PARTNERS' CAPITAL

Distributions payable                         $    6,408,692   $       6,394,816
                                              --------------   -----------------
Partners' capital:
   Limited partnership interest                  283,505,200         283,505,200
   General partnership interest                   50,260,894          50,227,596
                                              --------------   -----------------
   Total partners' capital                       333,766,094         333,732,796
                                              --------------   -----------------

Total Liability and Partners' Capital         $  340,174,786   $     340,127,612
                                              ==============   =================

See Notes to Financial Statements

MERRILL LYNCH PREFERRED FUNDING I, L.P.
STATEMENTS OF EARNINGS (UNAUDITED)
--------------------------------------------------------------------------------

                                                   FOR THE THREE MONTHS ENDED
                                                 -------------------------------
                                                 MARCH 27, 1998   MARCH 28, 1997
                                                 --------------   --------------
Interest income:
   Affiliate debentures                          $    6,394,816   $    6,537,316
   U.S. Treasury bills                                   47,174           48,110
                                                 --------------   --------------

Earnings                                         $    6,441,990   $    6,585,426
                                                 ==============   ==============

See Notes to Financial Statements

MERRILL LYNCH PREFERRED FUNDING I, L.P.
STATEMENTS OF CHANGES IN PARTNERS' CAPITAL (UNAUDITED)
--------------------------------------------------------------------------------

                                                  FOR THE THREE MONTHS ENDED
                                               --------------------------------
                                               MARCH 27, 1998    MARCH 28, 1997
                                               --------------    --------------
LIMITED PARTNER'S CAPITAL

Balance, beginning of period                   $  283,505,200    $  283,505,200

Net income allocated to limited partner             5,492,913         5,615,371

Distribution in excess of amount accrued
   at December 27, 1996                                    --          (122,458)

Distribution payable                               (5,492,913)       (5,492,913)
                                               --------------    --------------

Balance, end of period                            283,505,200       283,505,200
                                               --------------    --------------

GENERAL PARTNER'S CAPITAL

Balance, beginning of period                       50,227,596        50,144,862

Net income allocated to general partner               949,077           970,055

Distributions                                              --          (130,275)

Distribution payable                                 (915,779)         (901,903)
                                               --------------    --------------

Balance, end of period                             50,260,894        50,082,739
                                               --------------    --------------

TOTAL PARTNERS' CAPITAL                        $  333,766,094    $  333,587,939
                                               ==============    ==============

See Notes to Financial Statements

MERRILL LYNCH PREFERRED FUNDING I, L.P.
STATEMENTS OF CASH FLOWS (UNAUDITED)
--------------------------------------------------------------------------------

                                                FOR THE THREE MONTHS ENDED
                                              --------------------------------
                                              MARCH 27, 1998    MARCH 28, 1997
                                              --------------    --------------
CASH FLOWS FROM OPERATING ACTIVITIES:

   Earnings                                   $    6,441,990    $    6,585,426

   Accretion of U.S. Treasury bills                  (47,174)          (48,110)

   Increase in interest receivable                        --        (5,613,227)
                                              --------------    --------------

      Cash provided by operating activities        6,394,816           924,089
                                              --------------    --------------

CASH FLOWS FROM INVESTING ACTIVITIES:

   Purchases of investment securities             (3,655,489)           (8,805)

   Maturities of investment securities             3,669,365                --
                                              --------------    --------------

      Cash provided by (used for)
        investing activities                          13,876            (8,805)
                                              --------------    --------------
CASH FLOWS FROM FINANCING ACTIVITIES:

   Distributions to limited partner               (5,492,913)         (793,814)

   Distributions to general partner                 (901,903)         (130,275)
                                              --------------    --------------

      Cash (used for) provided by
        financing activities                      (6,394,816)          924,089
                                              --------------    --------------

NET CHANGE IN CASH                                    13,876            (8,805)

CASH, BEGINNING OF PERIOD                                 --             8,805
                                              --------------    --------------

CASH, END OF PERIOD                           $       13,876    $           --
                                              ==============    ==============

SUPPLEMENTAL DISCLOSURE OF CASH FLOWS:

Distributions of $6,408,692 and $6,394,816 were accrued at March 27, 1998 and March 28, 1997, respectively.

See Notes to Financial Statements

MERRILL LYNCH PREFERRED FUNDING I, L.P.
NOTES TO FINANCIAL STATEMENTS
MARCH 27, 1998 (UNAUDITED)
--------------------------------------------------------------------------------

BASIS OF PRESENTATION

These unaudited financial statements should be read in conjunction with the audited financial statements included in the Annual Report on Form 10-K of Merrill Lynch Preferred Funding I, L.P. (the "Partnership") for the year ended December 26, 1997. The December 26, 1997 balance sheet was derived from the audited financial statements. The interim financial statements for the three-month periods are unaudited; however, in the opinion of the management of the Partnership, all adjustments, consisting only of normal recurring accruals necessary for a fair statement of the results of operations, have been included.

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

Item 3. Quantitative and Qualitative Disclosure about Market Risk

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

            4.10  Form of Partnership Preferred Security (included in Exhibit
                  4.4 above)

            4.11  Form of Subordinated Debenture (incorporated by reference to
                  Exhibit 4.11 to the Registration Statement)

              12 Computation of Ratios of Earnings to Combined Fixed Charges and Preferred Securities Dividends

              27  Financial Data Schedules*

----------

* The Financial Data Schedules to be contained in Exhibit 27 are required to be submitted only in the Registrants' electronic filing of this Form 10-Q by means of the EDGAR system.

(b)   Reports on Form 8-K

      None.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrants have duly caused this report to be signed on their behalf by the undersigned, thereunto duly authorized on the 7th day of May, 1998.


                              MERRILL LYNCH PREFERRED CAPITAL TRUST I*


                              By: /s/ THERESA LANG
                                  ----------------------------------------
                              Name:   Theresa Lang
                              Title:  Regular Trustee


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


--------

* There is no principal executive officer(s), principal financial officer, controller, principal accounting officer or board of directors of the Registrant. The Trustees of the Registrant (which include the Regular Trustees, the Property Trustee and the Delaware Trustee) together exercise all powers and perform all functions with respect to the Registrant.