Form 10-Q
period 1998-06-26
MERRILL LYNCH PREFERRED CAPITAL TRUST I; MERRILL LYNCH PREFERRED FUNDING I LP
filed 1998-08-07
CIK 1027342, 1027343

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q
                     QUARTERLY REPORT PURSUANT TO SECTION 13
                 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
--------------------------------------------------------------------------------
                  For the quarterly period ended June 26, 1998

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

        Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark whether the Registrants (1) have filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrants were required to file such reports), and (2) have been subject to such requirements for the past 90 days. Yes |X| No |_|

As of June 26, 1998, no voting stock was held by non-affiliates of the Registrants.

================================================================================

                         PART I - FINANCIAL INFORMATION
                         ------------------------------

ITEM 1. FINANCIAL STATEMENTS
        --------------------

MERRILL LYNCH PREFERRED CAPITAL TRUST I
BALANCE SHEETS (UNAUDITED)
--------------------------------------------------------------------------------
                                             JUNE 26, 1998   DECEMBER 26, 1997
                                             -------------   -----------------
ASSETS

Investment in partnership preferred
  securities                                 $ 283,505,200       $ 283,505,200

Income receivable                                5,492,913           5,492,913
                                             -------------       -------------
Total Assets                                 $ 288,998,113       $ 288,998,113
                                             =============       =============

LIABILITY AND STOCKHOLDERS' EQUITY

Distributions payable                        $   5,492,913       $   5,492,913
                                             -------------       -------------
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
                                             =============       =============

See Notes to Financial Statements

MERRILL LYNCH PREFERRED CAPITAL TRUST I
STATEMENTS OF EARNINGS (UNAUDITED)
--------------------------------------------------------------------------------


                                                FOR THE THREE MONTHS ENDED
                                            -----------------------------------
                                             JUNE 26, 1998        JUNE 27, 1997
                                            --------------       --------------
EARNINGS:

Income on partnership preferred securities  $    5,492,913       $    5,492,913
                                            ==============       ==============




                                                FOR THE SIX MONTHS ENDED
                                            -----------------------------------
                                             JUNE 26, 1998        JUNE 27, 1997
                                            --------------       --------------
EARNINGS:

Income on partnership preferred securities  $   10,985,826       $   11,108,284
                                            ==============       ==============

See Notes to Financial Statements

MERRILL LYNCH PREFERRED CAPITAL TRUST I
STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (UNAUDITED)
--------------------------------------------------------------------------------

                                                   FOR THE SIX MONTHS ENDED
                                                -------------------------------
                                                 JUNE 26, 1998    JUNE 27, 1997
                                                --------------   --------------
PREFERRED SECURITIES

Balance, beginning and end of period            $  275,000,000   $  275,000,000
                                                --------------   --------------

COMMON SECURITIES

Balance, beginning and end of period                 8,505,200        8,505,200
                                                --------------   --------------

UNDISTRIBUTED EARNINGS

Balance, beginning of period                                --               --

Earnings                                            10,985,826       11,108,284

Distribution paid in excess of amount accrued
   at December 27, 1996                                     --         (122,458)

Distributions                                       (5,492,913)      (5,492,913)

Distributions payable                               (5,492,913)      (5,492,913)
                                                --------------   --------------

Balance, end of period                                      --               --
                                                --------------   --------------

Total Stockholders' Equity                      $  283,505,200   $  283,505,200
                                                ==============   ==============

See Notes to Financial Statements

MERRILL LYNCH PREFERRED CAPITAL TRUST I
STATEMENTS OF CASH FLOWS (UNAUDITED)
--------------------------------------------------------------------------------

                                                   FOR THE SIX MONTHS ENDED
                                               --------------------------------
                                                JUNE 26, 1998     JUNE 27, 1997
                                               --------------    --------------

CASH FLOWS FROM OPERATING ACTIVITIES:

   Earnings                                    $   10,985,826    $   11,108,284

   Increase in income receivable                           --        (4,821,557)
                                               --------------    --------------

      Cash provided by operating activities        10,985,826         6,286,727
                                               --------------    --------------

CASH FLOWS FROM FINANCING ACTIVITIES:

   Distributions                                  (10,985,826)       (6,286,727)
                                               --------------    --------------

      Cash used for financing activities          (10,985,826)       (6,286,727)
                                               --------------    --------------

NET CHANGE IN CASH                                         --                --

CASH, BEGINNING OF PERIOD                                  --                --
                                               --------------    --------------

CASH, END OF PERIOD                            $           --    $           --
                                               ==============    ==============

SUPPLEMENTAL DISCLOSURE OF CASH FLOWS:
Preferred and common distributions of $5,328,125 and $164,788, respectively, were accrued at June 26, 1998 and June 27, 1997.

See Notes to Financial Statements

MERRILL LYNCH PREFERRED CAPITAL TRUST I
NOTES TO FINANCIAL STATEMENTS (UNAUDITED)
JUNE 26, 1998
--------------------------------------------------------------------------------

BASIS OF PRESENTATION

These unaudited financial statements should be read in conjunction with the audited financial statements included in the Annual Report on Form 10-K of Merrill Lynch Preferred Capital Trust I (the "Trust") for the year ended December 26, 1997. The December 26, 1997 balance sheet was derived from the audited financial statements. The interim financial statements for the three-month periods are unaudited; however, in the opinion of the Regular Trustees of the Trust, all adjustments, consisting only of normal recurring accruals necessary for a fair statement of the results of operations, have been included.

MERRILL LYNCH PREFERRED FUNDING I, L.P.
BALANCE SHEETS (UNAUDITED)
--------------------------------------------------------------------------------

                                               JUNE 26, 1998   DECEMBER 26, 1997
                                              --------------   -----------------
ASSETS

Investments:
   Affiliate debentures                       $  330,055,000      $  330,055,000
   U.S. Treasury bills                             3,766,733           3,677,796
                                              --------------      --------------
   Total investments                             333,821,733         333,732,796

Interest receivable                                6,394,816           6,394,816
                                              --------------      --------------

Total Assets                                  $  340,216,549      $  340,127,612
                                              ==============      ==============

LIABILITY AND PARTNERS' CAPITAL

Distributions payable                         $    6,394,816      $    6,394,816
                                              --------------      --------------
Partners' capital:
   Limited partnership interest                  283,505,200         283,505,200
   General partnership interest                   50,316,533          50,227,596
                                              --------------      --------------
   Total partners' capital                       333,821,733         333,732,796
                                              --------------      --------------

Total Liability and Partners' Capital         $  340,216,549      $  340,127,612
                                              ==============      ==============

See Notes to Financial Statements

MERRILL LYNCH PREFERRED FUNDING I, L.P.
STATEMENTS OF EARNINGS (UNAUDITED)
--------------------------------------------------------------------------------

                                                   FOR THE THREE MONTHS ENDED
                                                 -------------------------------
                                                  JUNE 26, 1998    JUNE 27, 1997
                                                 --------------   --------------
Interest income:
   Affiliate debentures                          $    6,394,816   $    6,394,816
   U.S. Treasury Bills                                   55,639           48,109
                                                 --------------   --------------

Earnings                                         $    6,450,455   $    6,442,925
                                                 ==============   ==============




                                                     FOR THE SIX MONTHS ENDED
                                                 -------------------------------
                                                  JUNE 26, 1998    JUNE 27, 1997
                                                 --------------   --------------
Interest income:
   Affiliate debentures                          $   12,789,632   $   12,932,132
   U.S. Treasury Bills                                  102,813           96,219
                                                 --------------   --------------

Earnings                                         $   12,892,445   $   13,028,351
                                                 ==============   ==============

See Notes to Financial Statements

MERRILL LYNCH PREFERRED FUNDING I, L.P.
STATEMENTS OF CHANGES IN PARTNERS' CAPITAL (UNAUDITED)
--------------------------------------------------------------------------------

                                                   FOR THE SIX MONTHS ENDED
                                               --------------------------------
                                                JUNE 26, 1998     JUNE 27, 1997
                                               --------------    --------------
LIMITED PARTNER'S CAPITAL

Balance, beginning of period                   $  283,505,200    $  283,505,200

Net income allocated to limited partner            10,985,826        11,108,284

Distribution in excess of amount accrued
   at December 27, 1996                                    --          (122,458)

Distributions                                      (5,492,913)       (5,492,913)

Distribution payable                               (5,492,913)       (5,492,913)
                                               --------------    --------------

Balance, end of period                            283,505,200       283,505,200
                                               --------------    --------------

GENERAL PARTNER'S CAPITAL

Balance, beginning of period                       50,227,596        50,144,862

Net income allocated to general partner             1,906,619         1,920,067

Distributions                                        (915,779)       (1,032,178)

Distribution payable                                 (901,903)         (901,903)
                                               --------------    --------------

Balance, end of period                             50,316,533        50,130,848
                                               --------------    --------------

TOTAL PARTNERS' CAPITAL                        $  333,821,733    $  333,636,048
                                               ==============    ==============

See Notes to Financial Statements

MERRILL LYNCH PREFERRED FUNDING I, L.P.
STATEMENTS OF CASH FLOWS (UNAUDITED)
--------------------------------------------------------------------------------

                                                  FOR THE SIX MONTHS ENDED
                                              --------------------------------
                                               JUNE 26, 1998     JUNE 27, 1997
                                              --------------    --------------
CASH FLOWS FROM OPERATING ACTIVITIES:

   Earnings                                   $   12,892,445    $   13,028,351

   Accretion of U.S. Treasury bills                 (102,813)          (96,219)

   Increase in interest receivable                        --        (5,613,227)
                                              --------------    --------------

      Cash provided by operating activities       12,789,632         7,318,905
                                              --------------    --------------

CASH FLOWS FROM INVESTING ACTIVITIES:

   Purchases of investment securities             (3,655,489)           (8,805)

   Maturities of investment securities             3,669,365                --
                                              --------------    --------------
      Cash provided by (used for)
        investing activities                          13,876            (8,805)
                                              --------------    --------------
CASH FLOWS FROM FINANCING ACTIVITIES:

   Distributions to limited partner              (10,985,826)       (6,286,727)

   Distributions to general partner               (1,817,682)       (1,032,178)
                                              --------------    --------------
      Cash used for financing activities         (12,803,508)       (7,318,905)
                                              --------------    --------------

NET CHANGE IN CASH                                        --            (8,805)

CASH, BEGINNING OF PERIOD                                 --             8,805
                                              --------------    --------------

CASH, END OF PERIOD                           $           --    $           --
                                              ==============    ==============

SUPPLEMENTAL DISCLOSURE OF CASH FLOWS:

Distributions of $6,394,816 were accrued at June 26, 1998 and June 27, 1997.

See Notes to Financial Statements

MERRILL LYNCH PREFERRED FUNDING I, L.P.
NOTES TO FINANCIAL STATEMENTS (UNAUDITED)
JUNE 26, 1998
--------------------------------------------------------------------------------

BASIS OF PRESENTATION

These unaudited financial statements should be read in conjunction with the audited financial statements included in the Annual Report on Form 10-K of Merrill Lynch Preferred Funding I, L.P. (the "Partnership") for the year ended December 26, 1997. The December 26, 1997 balance sheet was derived from the audited financial statements. The interim financial statements for the three-month periods are unaudited; however, in the opinion of the General Partner of the Partnership, all adjustments, consisting only of normal recurring accruals necessary for a fair statement of the results of operations, have been included.

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

Item 3. Quantitative and Qualitative Disclosure about Market Risk

      On December 17, 1996, the Trust invested the gross proceeds from the sale of the Trust Common Securities and the TOPrS in the Partnership Preferred Securities (the "Trust Assets"). The Partnership, in turn, invested the proceeds from the sale of the Partnership Preferred Securities and a capital contribution from the Company in certain Affiliate Investment Instruments and eligible securities (the "Partnership Assets"). To the extent the Partnership has funds available from the Partnership Assets, the general partner of the Partnership may declare distributions to the Trust, as holder of the Partnership Preferred Securities. The Trust's ability to pay distributions to the holders of the TOPrS is dependent on its receipt of distributions on the Trust Assets from the Partnership. Therefore, upon the receipt by the Partnership of payments from the Partnership Assets and the distribution thereof to the Trust, the Trust will pass through such payments to the holders of the TOPrS.

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

(b)   Reports on Form 8-K

      None.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrants have duly caused this report to be signed on their behalf by the undersigned, thereunto duly authorized on the 7th day of August, 1998.


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

                               INDEX TO EXHIBITS

Exhibits

12 Computation of Ratios of Earnings to Combined Fixed Charges and Preferred Securities Distributions

27        Financial Data Schedules