Form 10-Q
period 1998-09-25
MERRILL LYNCH PREFERRED CAPITAL TRUST I; MERRILL LYNCH PREFERRED FUNDING I LP
filed 1998-10-30
CIK 1027342, 1027343

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

                     QUARTERLY REPORT PURSUANT TO SECTION 13
                 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

            For the quarterly period ended September 25, 1998

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
(Address of principal executive offices)              (Zip Code)

Registrant's telephone number, including area code: (212) 449-1000

           Securities registered pursuant to Section 12(b) of the Act:

Title of each class                    Name of each exchange on which registered
-------------------                    -----------------------------------------
7-3/4% Partnership Preferred           New York Stock Exchange
Securities (and the related
guarantee)

        Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark whether the Registrants (1) have filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrants were required to file such reports), and (2) have been subject to such requirements for the past 90 days. Yes |X| No |_|

As of September 25, 1998, no voting stock was held by non-affiliates of the Registrants.

================================================================================

                         PART I - FINANCIAL INFORMATION
                         ------------------------------

ITEM 1. FINANCIAL STATEMENTS
        --------------------

MERRILL LYNCH PREFERRED CAPITAL TRUST I
BALANCE SHEETS (UNAUDITED)
--------------------------------------------------------------------------------
                                        SEPTEMBER 25, 1998   DECEMBER 26, 1997
                                        ------------------   -----------------
ASSETS

Investment in partnership preferred
  securities                                 $ 283,505,200       $ 283,505,200

Income receivable                                5,492,913           5,492,913
                                             -------------       -------------
Total Assets                                 $ 288,998,113       $ 288,998,113
                                             =============       =============

LIABILITY AND STOCKHOLDERS' EQUITY

Distributions payable                        $   5,492,913       $   5,492,913
                                             -------------       -------------
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
                                             =============       =============

See Note to Financial Statements

MERRILL LYNCH PREFERRED CAPITAL TRUST I
STATEMENTS OF EARNINGS (UNAUDITED)
--------------------------------------------------------------------------------


                                                FOR THE THREE MONTHS ENDED
                                        ---------------------------------------
                                        SEPTEMBER 25, 1998   SEPTEMBER 26, 1997
                                        ------------------   ------------------
EARNINGS:

Income on partnership preferred securities  $    5,492,913       $    5,492,913
                                            ==============       ==============




                                                FOR THE NINE MONTHS ENDED
                                        ---------------------------------------
                                        SEPTEMBER 25, 1998   SEPTEMBER 26, 1997
                                        ------------------   ------------------
EARNINGS:

Income on partnership preferred securities  $   16,478,739       $   16,601,197
                                            ==============       ==============

See Note to Financial Statements

MERRILL LYNCH PREFERRED CAPITAL TRUST I
STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (UNAUDITED)
--------------------------------------------------------------------------------

                                                FOR THE NINE MONTHS ENDED
                                        ---------------------------------------
                                        SEPTEMBER 25, 1998   SEPTEMBER 26, 1997
                                        ------------------   ------------------
PREFERRED SECURITIES

Balance, beginning and end of period        $  275,000,000       $  275,000,000
                                            --------------       --------------

COMMON SECURITIES

Balance, beginning and end of period             8,505,200            8,505,200
                                            --------------       --------------

UNDISTRIBUTED EARNINGS

Balance, beginning of period                            --                   --

Earnings                                        16,478,739           16,601,197

Distribution paid in excess of amount
   accrued at December 27, 1996                         --             (122,458)

Distributions                                  (10,985,826)         (10,985,826)

Distributions payable                           (5,492,913)          (5,492,913)
                                            --------------       --------------

Balance, end of period                                  --                   --
                                            --------------       --------------

Total Stockholders' Equity                  $  283,505,200       $  283,505,200
                                            ==============       ==============

See Note to Financial Statements

MERRILL LYNCH PREFERRED CAPITAL TRUST I
STATEMENTS OF CASH FLOWS (UNAUDITED)
--------------------------------------------------------------------------------

                                                FOR THE NINE MONTHS ENDED
                                        ---------------------------------------
                                        SEPTEMBER 25, 1998   SEPTEMBER 26, 1997
                                        ------------------   ------------------

CASH FLOWS FROM OPERATING ACTIVITIES:

   Earnings                                 $   16,478,739       $   16,601,197

   Increase in income receivable                        --           (4,821,557)
                                            --------------       --------------

      Cash provided by operating activities     16,478,739           11,779,640
                                            --------------       --------------

CASH FLOWS FROM FINANCING ACTIVITIES:

   Distributions                               (16,478,739)         (11,779,640)
                                            --------------       --------------

      Cash used for financing activities       (16,478,739)         (11,779,640)
                                            --------------       --------------

NET CHANGE IN CASH                                      --                   --

CASH, BEGINNING OF PERIOD                               --                   --
                                            --------------       --------------

CASH, END OF PERIOD                         $           --       $           --
                                            ==============       ==============

SUPPLEMENTAL DISCLOSURE OF CASH FLOWS:
Preferred and common distributions of $5,328,125 and $164,788, respectively, were accrued at September 25, 1998 and September 26, 1997.

See Note to Financial Statements

MERRILL LYNCH PREFERRED CAPITAL TRUST I
NOTE TO FINANCIAL STATEMENTS (UNAUDITED)
SEPTEMBER 25, 1998
--------------------------------------------------------------------------------

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

MERRILL LYNCH PREFERRED FUNDING I, L.P.
BALANCE SHEETS (UNAUDITED)
--------------------------------------------------------------------------------

                                          SEPTEMBER 25, 1998   DECEMBER 26, 1997
                                          ------------------   -----------------
ASSETS

Investments:
   Affiliate debentures                       $  330,055,000      $  330,055,000
   U.S. Treasury bills                             3,817,861           3,677,796
                                              --------------      --------------
   Total investments                             333,872,861         333,732,796

Interest receivable                                6,394,816           6,394,816
                                              --------------      --------------

Total Assets                                  $  340,267,677      $  340,127,612
                                              ==============      ==============

LIABILITY AND PARTNERS' CAPITAL

Distributions payable                         $    6,394,816      $    6,394,816
                                              --------------      --------------
Partners' capital:
   Limited partnership interest                  283,505,200         283,505,200
   General partnership interest                   50,367,661          50,227,596
                                              --------------      --------------
   Total partners' capital                       333,872,861         333,732,796
                                              --------------      --------------

Total Liability and Partners' Capital         $  340,267,677      $  340,127,612
                                              ==============      ==============

See Note to Financial Statements

MERRILL LYNCH PREFERRED FUNDING I, L.P.
STATEMENTS OF EARNINGS (UNAUDITED)
--------------------------------------------------------------------------------

                                                FOR THE THREE MONTHS ENDED
                                        ---------------------------------------
                                        SEPTEMBER 25, 1998   SEPTEMBER 26, 1997
                                        ------------------   ------------------
Interest income:
   Affiliate debentures                     $    6,394,816       $    6,394,816
   U.S. Treasury bills                              51,128               48,109
                                            --------------       --------------

Earnings                                    $    6,445,944       $    6,442,925
                                            ==============       ==============




                                                FOR THE NINE MONTHS ENDED
                                        ---------------------------------------
                                        SEPTEMBER 25, 1998   SEPTEMBER 26, 1997
                                        ------------------   ------------------
Interest income:
   Affiliate debentures                     $   19,184,448       $   19,326,948
   U.S. Treasury bills                             153,941              144,328
                                            --------------       --------------

Earnings                                    $   19,338,389       $   19,471,276
                                            ==============       ==============

See Note to Financial Statements

MERRILL LYNCH PREFERRED FUNDING I, L.P.
STATEMENTS OF CHANGES IN PARTNERS' CAPITAL (UNAUDITED)
--------------------------------------------------------------------------------

                                                FOR THE NINE MONTHS ENDED
                                        ---------------------------------------
                                        SEPTEMBER 25, 1998   SEPTEMBER 26, 1997
                                        ------------------   ------------------
LIMITED PARTNER'S CAPITAL

Balance, beginning of period                $  283,505,200       $  283,505,200

Net income allocated to limited partner         16,478,739           16,601,197

Distribution in excess of amount accrued
   at December 27, 1996                                 --             (122,458)

Distributions                                  (10,985,826)         (10,985,826)

Distribution payable                            (5,492,913)          (5,492,913)
                                            --------------       --------------

Balance, end of period                         283,505,200          283,505,200
                                            --------------       --------------

GENERAL PARTNER'S CAPITAL

Balance, beginning of period                    50,227,596           50,144,862

Net income allocated to general partner          2,859,650            2,870,079

Distributions                                   (1,817,682)          (1,934,081)

Distribution payable                              (901,903)            (901,903)
                                            --------------       --------------

Balance, end of period                          50,367,661           50,178,957
                                            --------------       --------------

TOTAL PARTNERS' CAPITAL                     $  333,872,861       $  333,684,157
                                            ==============       ==============

See Note to Financial Statements

MERRILL LYNCH PREFERRED FUNDING I, L.P.
STATEMENTS OF CASH FLOWS (UNAUDITED)
--------------------------------------------------------------------------------

                                                FOR THE NINE MONTHS ENDED
                                        ---------------------------------------
                                        SEPTEMBER 25, 1998   SEPTEMBER 26, 1997
                                        ------------------   ------------------
CASH FLOWS FROM OPERATING ACTIVITIES:

   Earnings                                 $   19,338,389       $   19,471,276

   Accretion of U.S. Treasury bills               (153,941)            (144,328)

   Increase in interest receivable                      --           (5,613,227)
                                            --------------       --------------

      Cash provided by operating activities     19,184,448           13,713,721
                                            --------------       --------------

CASH FLOWS FROM INVESTING ACTIVITIES:

   Purchases of investment securities           (3,655,489)              (8,805)

   Maturities of investment securities           3,669,365                   --
                                            --------------       --------------
      Cash provided by (used for)
        investing activities                        13,876               (8,805)
                                            --------------       --------------
CASH FLOWS FROM FINANCING ACTIVITIES:

   Distributions to limited partner            (16,478,739)         (11,779,640)

   Distributions to general partner             (2,719,585)          (1,934,081)
                                            --------------       --------------
      Cash used for financing activities       (19,198,324)         (13,713,721)
                                            --------------       --------------

NET CHANGE IN CASH                                      --               (8,805)

CASH, BEGINNING OF PERIOD                               --                8,805
                                            --------------       --------------

CASH, END OF PERIOD                         $           --       $           --
                                            ==============       ==============

SUPPLEMENTAL DISCLOSURE OF CASH FLOWS:

Distributions of $6,394,816 were accrued at September 25, 1998 and September 26, 1997.

See Note to Financial Statements

MERRILL LYNCH PREFERRED FUNDING I, L.P.
NOTE TO FINANCIAL STATEMENTS (UNAUDITED)
SEPTEMBER 25, 1998
--------------------------------------------------------------------------------

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

      4.10 Form of Partnership Preferred Security (included in Exhibit 4.4 above)

      4.11  Form of Subordinated Debenture (incorporated by reference to Exhibit
            4.11 to the Registration Statement)

      12 Computation of Ratios of Earnings to Combined Fixed Charges and Preferred Securities Distributions

      27    Financial Data Schedules*

(b) Reports on Form 8-K

      None.

-------------------
* The Financial Data Schedules to be contained in Exhibit 27 are required to be submitted only in the Registrants' electronic filing of this Form 10-Q by means of the EDGAR system.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrants have duly caused this report to be signed on their behalf by the undersigned, thereunto duly authorized on the 30th day of October, 1998.

                                    MERRILL LYNCH PREFERRED CAPITAL TRUST I*

                                    By: /s/ THERESA LANG
                                        --------------------------------------
                                    Name: Theresa Lang
                                    Title: Regular Trustee

                                    By: /s/ STANLEY SCHAEFER
                                        --------------------------------------
                                    Name: Stanley Schaefer
                                    Title: Regular Trustee


                                    MERRILL LYNCH PREFERRED FUNDING I, L.P.*

                                    By: MERRILL LYNCH & CO., INC., as General
                                        Partner

                                    By: /s/ THERESA LANG
                                        --------------------------------------
                                    Name: Theresa Lang
                                    Title: Senior Vice President and Treasurer

------------
* There is no principal executive officer(s), principal financial officer, controller, principal accounting officer or board of directors of the Registrant. The Trustees of the Registrant (which include the Regular Trustees, the Property Trustee and the Delaware Trustee) together exercise all powers and perform all functions with respect to the Registrant.

                                INDEX TO EXHIBITS

Exhibits

12 Computation of Ratios of Earnings to Combined Fixed Charges and Preferred Securities Distributions

27    Financial Data Schedules