Form 10-Q
period 1999-03-26
MERRILL LYNCH PREFERRED CAPITAL TRUST I; MERRILL LYNCH PREFERRED FUNDING I LP
filed 1999-05-06
CIK 1027342, 1027343

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

                     QUARTERLY REPORT PURSUANT TO SECTION 13
                 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 26, 1999

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
7-3/4% Partnership Preferred           New York Stock Exchange
Securities (and the related
guarantee)

        Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark whether the Registrants (1) have filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrants were required to file such reports), and (2) have been subject to such requirements for the past 90 days. Yes |X| No |_|

As of March 26, 1999, no voting stock was held by non-affiliates of the Registrants.

================================================================================

                         PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

MERRILL LYNCH PREFERRED CAPITAL TRUST I
BALANCE SHEETS (UNAUDITED)
--------------------------------------------------------------------------------

                                                         MARCH 26, 1999  DECEMBER 25, 1998
                                                         --------------  -----------------
ASSETS

Investment in partnership preferred securities            $283,505,200        $283,505,200

Income receivable                                            5,492,913           5,492,913
                                                          ------------        ------------

Total Assets                                              $288,998,113        $288,998,113
                                                          ============        ============

LIABILITY AND STOCKHOLDERS' EQUITY

Distributions payable                                     $  5,492,913        $  5,492,913
                                                          ------------        ------------

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
                                                          ============        ============

See Note to Financial Statements

MERRILL LYNCH PREFERRED CAPITAL TRUST I
STATEMENTS OF EARNINGS (UNAUDITED)
--------------------------------------------------------------------------------

                                                            FOR THE THREE MONTHS ENDED
                                                         --------------------------------
                                                         MARCH 26, 1999    MARCH 27, 1998
                                                         --------------    --------------
EARNINGS

Income on partnership preferred securities                $  5,492,913       $  5,492,913
                                                          ============       ============

See Note to Financial Statements

MERRILL LYNCH PREFERRED CAPITAL TRUST I
STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (UNAUDITED)
--------------------------------------------------------------------------------

                                                  FOR THE THREE MONTHS ENDED
                                             -----------------------------------
                                             MARCH 26, 1999       MARCH 27, 1998
                                             --------------       --------------
PREFERRED SECURITIES

Balance, beginning and end of period          $ 275,000,000       $ 275,000,000
                                              -------------       -------------

COMMON SECURITIES

Balance, beginning and end of period              8,505,200           8,505,200
                                              -------------       -------------

UNDISTRIBUTED EARNINGS

Balance, beginning of period                             --                  --

Earnings                                          5,492,913           5,492,913

Distributions payable                            (5,492,913)         (5,492,913)
                                              -------------       -------------
Balance, end of period                                   --                  --
                                              -------------       -------------

Total Stockholders' Equity                    $ 283,505,200       $ 283,505,200
                                              =============       =============

See Note to Financial Statements

MERRILL LYNCH PREFERRED CAPITAL TRUST I
STATEMENTS OF CASH FLOWS (UNAUDITED)
--------------------------------------------------------------------------------

                                                 FOR THE THREE MONTHS ENDED
                                            -----------------------------------
                                            MARCH 26, 1999       MARCH 27, 1998
                                            --------------       --------------
CASH FLOWS FROM OPERATING ACTIVITIES:

  Earnings                                     $ 5,492,913          $ 5,492,913
                                               -----------          -----------
    Cash provided by operating activities        5,492,913            5,492,913
                                               -----------          -----------
CASH FLOWS FROM FINANCING ACTIVITIES:

  Distributions                                 (5,492,913)          (5,492,913)
                                               -----------          -----------
    Cash used for financing activities          (5,492,913)          (5,492,913)
                                               -----------          -----------
NET CHANGE IN CASH                                      --                   --

CASH, BEGINNING OF PERIOD                               --                   --
                                               -----------          -----------

CASH, END OF PERIOD                            $        --          $        --
                                               ===========          ===========

SUPPLEMENTAL DISCLOSURE OF CASH FLOWS:
Preferred and common distributions of $5,328,125 and $164,788, respectively, were accrued at March 26, 1999 and March 27, 1998.

See Note to Financial Statements

MERRILL LYNCH PREFERRED CAPITAL TRUST I
NOTE TO FINANCIAL STATEMENTS (UNAUDITED)
MARCH 26, 1999
--------------------------------------------------------------------------------

BASIS OF PRESENTATION

These unaudited financial statements should be read in conjunction with the audited financial statements included in the Annual Report on Form 10-K of Merrill Lynch Preferred Capital Trust I (the "Trust") for the year ended December 25, 1998. The December 25, 1998 balance sheet was derived from the audited financial statements. The interim financial statements for the three-month periods are unaudited; however, in the opinion of the Regular Trustees of the Trust, all adjustments, consisting only of normal recurring accruals necessary for a fair statement of the results of operations, have been included.

MERRILL LYNCH PREFERRED FUNDING I, L.P.
BALANCE SHEETS (UNAUDITED)
--------------------------------------------------------------------------------

                                             MARCH 26, 1999   DECEMBER 25, 1998
                                             --------------   -----------------
ASSETS

Cash                                           $        747        $    379,747

Investments:

  Affiliate debentures                          330,055,000         330,055,000

  U.S. Treasury bills                             3,525,492           3,486,655
                                               ------------        ------------
  Total investments                             333,580,492         333,541,655

Interest receivable                               6,394,816           6,394,816
                                               ------------        ------------

Total Assets                                   $339,976,055        $340,316,218
                                               ============        ============

LIABILITY AND PARTNERS' CAPITAL

Distributions payable                          $  6,394,816        $  6,394,816
                                               ------------        ------------

Partners' capital:

  Limited partnership interest                  283,505,200         283,505,200

  General partnership interest                   50,076,039          50,416,202
                                               ------------        ------------
  Total partners' capital                       333,581,239         333,921,402
                                               ------------        ------------

Total Liability and Partners' Capital          $339,976,055        $340,316,218
                                               ============        ============

See Note to Financial Statements

MERRILL LYNCH PREFERRED FUNDING I, L.P.
STATEMENTS OF EARNINGS  (UNAUDITED)
--------------------------------------------------------------------------------

                                                   FOR THE THREE MONTHS ENDED
                                                -------------------------------
                                                MARCH 26, 1999   MARCH 27, 1998
                                                --------------   --------------
EARNINGS

Interest income:

  Affiliate debentures                              $6,394,816       $6,394,816

  U.S. Treasury bills                                   38,837           47,174
                                                    ----------       ----------
Earnings                                            $6,433,653       $6,441,990
                                                    ==========       ==========

See Note to Financial Statements

MERRILL LYNCH PREFERRED FUNDING I, L.P.
STATEMENTS OF CHANGES IN PARTNERS' CAPITAL  (UNAUDITED)
--------------------------------------------------------------------------------

                                                 FOR THE THREE MONTHS ENDED
                                             ----------------------------------
                                             MARCH 26, 1999      MARCH 27, 1998
                                             --------------      --------------

LIMITED PARTNER'S CAPITAL

Balance, beginning of period                  $ 283,505,200       $ 283,505,200

Net income allocated to limited partner           5,492,913           5,492,913

Distribution payable                             (5,492,913)         (5,492,913)
                                              -------------       -------------

Balance, end of period                          283,505,200         283,505,200
                                              -------------       -------------

GENERAL PARTNER'S CAPITAL

Balance, beginning of period                     50,416,202          50,227,596

Net income allocated to general partner             940,740             949,077

Distributions                                      (379,000)                 --

Distribution payable                               (901,903)           (915,779)
                                              -------------       -------------

Balance, end of period                           50,076,039          50,260,894
                                              -------------       -------------

TOTAL PARTNERS' CAPITAL                       $ 333,581,239       $ 333,766,094
                                              =============       =============

See Note to Financial Statements

MERRILL LYNCH PREFERRED FUNDING I, L.P.
STATEMENTS OF CASH FLOWS  (UNAUDITED)
--------------------------------------------------------------------------------

                                                   FOR THE THREE MONTHS ENDED
                                                -------------------------------
                                                MARCH 26, 1999   MARCH 27, 1998
                                                --------------   --------------

CASH FLOWS FROM OPERATING ACTIVITIES:

  Earnings                                         $ 6,433,653      $ 6,441,990

  Accretion of U.S. Treasury bills                     (38,837)         (47,174)
                                                   -----------      -----------
    Cash provided by operating activities            6,394,816        6,394,816
                                                   -----------      -----------

CASH FLOWS FROM INVESTING ACTIVITIES:

  Purchases of investment securities                        --       (3,655,489)

  Maturities of investment securities                       --        3,669,365
                                                   -----------      -----------
    Cash provided by investing activities                   --           13,876
                                                   -----------      -----------

CASH FLOWS FROM FINANCING ACTIVITIES:

  Distributions to limited partner                  (5,492,913)      (5,492,913)

  Distributions to general partner                  (1,280,903)        (901,903)
                                                   -----------      -----------
    Cash used for financing activities              (6,773,816)      (6,394,816)
                                                   -----------      -----------
NET CHANGE IN CASH                                    (379,000)          13,876

CASH, BEGINNING OF PERIOD                              379,747               --
                                                   -----------      -----------
CASH, END OF PERIOD                                $       747      $    13,876
                                                   ===========      ===========

SUPPLEMENTAL DISCLOSURE OF CASH FLOWS:
Distributions of $6,394,816 and $6,408,692 were accrued at March 26, 1999 and March 27, 1998, respectively.

See Note to Financial Statements

MERRILL LYNCH PREFERRED FUNDING I, L.P.
NOTE TO FINANCIAL STATEMENTS (UNAUDITED)
MARCH 26, 1999
--------------------------------------------------------------------------------

BASIS OF PRESENTATION

These unaudited financial statements should be read in conjunction with the audited financial statements included in the Annual Report on Form 10-K of Merrill Lynch Preferred Funding I, L.P. (the "Partnership") for the year ended December 25, 1998. The December 25, 1998 balance sheet was derived from the audited financial statements. The interim financial statements for the three-month periods are unaudited; however, in the opinion of the General Partner of the Partnership, all adjustments, consisting only of normal recurring accruals necessary for a fair statement of the results of operations, have been included.

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

                           PART II - OTHER INFORMATION

ITEM 6. Exhibits and Reports on Form 8-K

(a) Exhibits

      12 Computation of Ratios of Earnings to Combined Fixed Charges and Preferred Securities Distributions

      27    Financial Data Schedules*

(b) Reports on Form 8-K

      None.

-----------------

* The Financial Data Schedules to be contained in Exhibit 27 are required to be submitted only in the Registrants' electronic filing of this Form 10-Q by means of the EDGAR system.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrants have duly caused this report to be signed on their behalf by the undersigned, thereunto duly authorized on the 6th day of May, 1999.

                                        MERRILL LYNCH PREFERRED CAPITAL TRUST I*

                                        By: /s/ RAYMOND M. DISCO
                                           -------------------------------------
                                        Name:  Raymond M. Disco
                                        Title: Regular Trustee

                                        By: /s/ STANLEY SCHAEFER
                                           -------------------------------------
                                        Name:  Stanley Schaefer
                                        Title: Regular Trustee


                                        MERRILL LYNCH PREFERRED FUNDING I, L.P.*

                                        By: MERRILL LYNCH & CO., INC.,
                                              as General Partner

                                        By: /s/ JOHN C. STOMBER
                                           -------------------------------------
                                           Name:  John C. Stomber
                                           Title: Senior Vice President and
                                                  Treasurer

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