Form 10-Q
period 1999-06-25
MERRILL LYNCH PREFERRED CAPITAL TRUST I; MERRILL LYNCH PREFERRED FUNDING I LP
filed 1999-08-09
CIK 1027342, 1027343

===============================================================================
                      SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q
                     QUARTERLY REPORT PURSUANT TO SECTION 13
                 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 25, 1999

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
7-3/4% Partnership Preferred          New York Stock Exchange
Securities (and the related
guarantee)

        Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark whether the Registrants (1) have filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrants were required to file such reports), and (2) have been subject to such requirements for the past 90 days. Yes |X| No |_|

As of June 25, 1999, no voting stock was held by non-affiliates of the Registrants.
================================================================================

                         PART I - FINANCIAL INFORMATION
                         ------------------------------

Item 1. Financial Statements
        --------------------

MERRILL LYNCH PREFERRED CAPITAL TRUST I
BALANCE SHEETS  (UNAUDITED)
(dollars in thousands, except per security amounts)
-----------------------------------------------------------------------------------



                                                 JUNE 25, 1999    DECEMBER 25, 1998
                                                 -------------    -----------------

ASSETS

Investment in partnership preferred securities       $ 283,505            $ 283,505

Income receivable                                        5,493                5,493
                                                     ---------            ---------

Total Assets                                         $ 288,998            $ 288,998
                                                     =========            =========

LIABILITY AND STOCKHOLDERS' EQUITY

Distributions payable                                $   5,493            $   5,493
                                                     ---------            ---------

Stockholders' equity:

    Preferred securities (7 3/4% Trust Originated
      Preferred Securities; 11,000,000 authorized,
      issued, and outstanding; $25 liquidation
      amount per security)                             275,000              275,000

    Common securities (7 3/4% Trust Common Securities;
      340,208 authorized, issued, and outstanding;
      $25 liquidation amount per security)               8,505                8,505
                                                     ---------            ---------

    Total stockholders' equity                         283,505              283,505
                                                     ---------            ---------


Total Liability and Stockholders' Equity             $ 288,998            $ 288,998
                                                     =========            =========


See Note to Financial Statements

MERRILL LYNCH PREFERRED CAPITAL TRUST I
STATEMENTS OF EARNINGS  (UNAUDITED)
(dollars in thousands)
-----------------------------------------------------------------------------------

                                                      FOR THE THREE MONTHS ENDED
                                                   --------------------------------
                                                   JUNE 25, 1999      JUNE 26, 1998
                                                   -------------      -------------
EARNINGS

Income on partnership preferred securities             $   5,493          $   5,493
                                                       =========          =========




                                                       FOR THE SIX MONTHS ENDED
                                                   --------------------------------
                                                   JUNE 25, 1999      JUNE 26, 1998
                                                   -------------      -------------

EARNINGS

Income on partnership preferred securities             $  10,986          $  10,986
                                                       =========          =========



See Note to Financial Statements

MERRILL LYNCH PREFERRED CAPITAL TRUST I
STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY  (UNAUDITED)
(dollars in thousands)
-----------------------------------------------------------------------------------

                                                      FOR THE SIX MONTHS ENDED
                                                 ----------------------------------
                                                 JUNE 25, 1999        JUNE 26, 1998
                                                 -------------        -------------
PREFERRED SECURITIES

Balance, beginning and end of period                 $ 275,000            $ 275,000
                                                     ---------            ---------

COMMON SECURITIES

Balance, beginning and end of period                     8,505                8,505
                                                     ---------            ---------

UNDISTRIBUTED EARNINGS

Balance, beginning of period                              -                    -

Earnings                                                10,986               10,986

Distributions                                           (5,493)              (5,493)

Distributions payable                                   (5,493)              (5,493)
                                                     ---------            ---------
Balance, end of period                                    -                    -
                                                     ---------            ---------

Total Stockholders' Equity                           $ 283,505            $ 283,505
                                                     =========            =========




See Note to Financial Statements

MERRILL LYNCH PREFERRED CAPITAL TRUST I
STATEMENTS OF CASH FLOWS  (UNAUDITED)
(dollars in thousands)
-----------------------------------------------------------------------------------

                                                      FOR THE SIX MONTHS ENDED
                                                 ----------------------------------
                                                 JUNE 25, 1999        JUNE 26, 1998
                                                 -------------        -------------

CASH FLOWS FROM OPERATING ACTIVITIES:

    Earnings                                         $  10,986            $  10,986
                                                     ---------            ---------

      Cash provided by operating activities             10,986               10,986
                                                     ---------            ---------

CASH FLOWS FROM FINANCING ACTIVITIES:

    Distributions                                      (10,986)             (10,986)
                                                     ---------            ---------

      Cash used for financing activities               (10,986)             (10,986)
                                                     ---------            ---------

NET CHANGE IN CASH                                        -                    -

CASH, BEGINNING OF PERIOD                                 -                    -
                                                     ---------            ---------

CASH, END OF PERIOD                                  $    -               $    -
                                                     =========            =========



SUPPLEMENTAL DISCLOSURE OF CASH FLOWS:
Preferred and common distributions of $5,328 and $165, respectively, were accrued at June 25, 1999 and June 26, 1998.



See Note to Financial Statements

MERRILL LYNCH PREFERRED CAPITAL TRUST I
NOTE TO FINANCIAL STATEMENTS  (UNAUDITED)
JUNE 25, 1999
--------------------------------------------------------------------------------



BASIS OF PRESENTATION

These unaudited financial statements should be read in conjunction with the audited financial statements included in the Annual Report on Form 10-K of Merrill Lynch Preferred Capital Trust I (the "Trust") for the year ended December 25, 1998. The December 25, 1998 balance sheet was derived from the audited financial statements. The interim financial statements for the three- and six-month periods are unaudited; however, in the opinion of the Regular Trustee of the Trust, all adjustments, consisting only of normal recurring accruals necessary for a fair statement of the results of operations, have been included.

MERRILL LYNCH PREFERRED FUNDING I, L.P.
BALANCE SHEETS  (UNAUDITED)
(dollars in thousands)
-----------------------------------------------------------------------------------



                                                 JUNE 25, 1999    DECEMBER 25, 1998
                                                 -------------    -----------------
ASSETS

Cash                                                 $       1            $     380

Investments:
   Affiliate debentures                                330,055              330,055
   U.S. Treasury bills                                   3,504                3,486
                                                     ---------            ---------
   Total investments                                   333,559              333,541

Interest receivable                                      6,395                6,395
                                                     ---------            ---------

Total Assets                                         $ 339,955            $ 340,316
                                                     =========            =========


LIABILITY AND PARTNERS' CAPITAL

Distributions payable                                $   6,395            $   6,395
                                                     ---------            ---------
Partners' capital:
   Limited partnership interest                        283,505              283,505
   General partnership interest                         50,055               50,416
                                                     ---------            ---------
   Total partners' capital                             333,560              333,921
                                                     ---------            ---------


Total Liability and Partners' Capital                $ 339,955            $ 340,316
                                                     =========            =========



See Note to Financial Statements

MERRILL LYNCH PREFERRED FUNDING I, L.P.
STATEMENTS OF EARNINGS  (UNAUDITED)
(dollars in thousands)
-----------------------------------------------------------------------------------


                                                     FOR THE THREE MONTHS ENDED
                                                 ----------------------------------
                                                 JUNE 25, 1999        JUNE 26, 1998
                                                 -------------        -------------
EARNINGS

Interest income:
   Affiliate debentures                              $   6,395            $   6,395
   U.S. Treasury bills                                      40                   55
                                                     ---------            ---------
Earnings                                             $   6,435            $   6,450
                                                     =========            =========



                                                      FOR THE SIX MONTHS ENDED
                                                 ----------------------------------
                                                 JUNE 25, 1999        JUNE 26, 1998
                                                 -------------        -------------
EARNINGS

Interest income:
   Affiliate debentures                              $  12,790            $  12,790
   U.S. Treasury bills                                      78                  102
                                                     ---------            ---------
Earnings                                             $  12,868            $  12,892
                                                     =========            =========



See Note to Financial Statements

MERRILL LYNCH PREFERRED FUNDING I, L.P.
STATEMENTS OF CHANGES IN PARTNERS' CAPITAL  (UNAUDITED)
(dollars in thousands)
-----------------------------------------------------------------------------------


                                                      FOR THE SIX MONTHS ENDED
                                                 ----------------------------------
                                                 JUNE 25, 1999        JUNE 26, 1998
                                                 -------------        -------------
LIMITED PARTNER'S CAPITAL

Balance, beginning of period                         $ 283,505            $ 283,505

Net income allocated to limited partner                 10,986               10,986

Distributions                                           (5,493)              (5,493)

Distributions payable                                   (5,493)              (5,493)
                                                     ---------            ---------

Balance, end of period                                 283,505              283,505
                                                     ---------            ---------


GENERAL PARTNER'S CAPITAL

Balance, beginning of period                            50,416               50,228

Net income allocated to general partner                  1,882                1,906

Distributions                                           (1,341)                (915)

Distributions payable                                     (902)                (902)
                                                     ---------            ---------

Balance, end of period                                  50,055               50,317
                                                     ---------            ---------

TOTAL PARTNERS' CAPITAL                              $ 333,560            $ 333,822
                                                     =========            =========



See Note to Financial Statements

MERRILL LYNCH PREFERRED FUNDING I, L.P.
STATEMENTS OF CASH FLOWS  (UNAUDITED)
(dollars in thousands)
-----------------------------------------------------------------------------------


                                                      FOR THE SIX MONTHS ENDED
                                                 ----------------------------------
                                                 JUNE 25, 1999        JUNE 26, 1998
                                                 -------------        -------------

CASH FLOWS FROM OPERATING ACTIVITIES:

   Earnings                                          $  12,868            $  12,892

   Accretion of U.S. Treasury bills                        (78)                (102)
                                                     ---------            ---------
     Cash provided by operating activities              12,790               12,790
                                                     ---------            ---------

CASH FLOWS FROM INVESTING ACTIVITIES:

   Purchases of investment securities                   (3,479)              (3,655)

   Maturities of investment securities                   3,540                3,669
                                                     ---------            ---------
      Cash provided by investing activities                 61                   14
                                                     ---------            ---------

CASH FLOWS FROM FINANCING ACTIVITIES:

   Distributions to limited partner                    (10,986)             (10,986)

   Distributions to general partner                     (2,244)              (1,818)
                                                     ---------            ---------
      Cash used for financing activities               (13,230)             (12,804)
                                                     ---------            ---------

NET CHANGE IN CASH                                        (379)                -

CASH, BEGINNING OF PERIOD                                  380                 -
                                                     ---------            ---------
CASH, END OF PERIOD                                  $       1            $    -
                                                     =========            =========



SUPPLEMENTAL DISCLOSURE OF CASH FLOWS:
Distributions of $6,395 were accrued at June 25, 1999 and June 26, 1998.



See Note to Financial Statements

MERRILL LYNCH PREFERRED FUNDING I, L.P.
NOTE TO FINANCIAL STATEMENTS  (UNAUDITED)
JUNE 25, 1999
--------------------------------------------------------------------------------



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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

                           PART II - OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K
         --------------------------------

(a)  Exhibits

     12 Computation of Ratios of Earnings to Combined Fixed Charges and Preferred Securities Distributions

     27   Financial Data Schedules*

(b)  Reports on Form 8-K

     None.
-----------------

* The Financial Data Schedules to be contained in Exhibit 27 are required to be submitted only in the Registrants' electronic filing of this Form 10-Q by means of the EDGAR system.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrants have duly caused this report to be signed on their behalf by the undersigned, thereunto duly authorized on the 9th day of August, 1999.


                               MERRILL LYNCH PREFERRED CAPITAL TRUST I*


                               By: /s/ STANLEY SCHAEFER
                               -------------------------------------------------
                               Name:   Stanley Schaefer
                               Title:  Regular Trustee


                               MERRILL LYNCH PREFERRED FUNDING I, L.P.*


                               By: MERRILL LYNCH & CO., INC., as General Partner


                               By: /s/ JOHN C. STOMBER
                               -------------------------------------------------
                               Name:   John C. Stomber
                               Title:  Senior Vice President and Treasurer


------------
* There is no principal executive officer(s), principal financial officer, controller, principal accounting officer or board of directors of the Registrants. The Trustees of the Trust (which include the Regular Trustee, the Property Trustee and the Delaware Trustee) together exercise all powers and perform all functions with respect to the Trust.

                                INDEX TO EXHIBITS

Exhibits

12 Computation of Ratios of Earnings to Combined Fixed Charges and Preferred Securities Distributions

27       Financial Data Schedules