Form 10-K
period 1999-12-31
MERRILL LYNCH PREFERRED CAPITAL TRUST I; MERRILL LYNCH PREFERRED FUNDING I LP
filed 2000-03-29
CIK 1027342, 1027343

================================================================================
                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-K

                      ANNUAL REPORT PURSUANT TO SECTION 13
                 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                 -----------------------------------------------
                   For the fiscal year ended December 31, 1999

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

As of March 28, 2000 no voting stock was held by non-affiliates of the Registrants.

                      DOCUMENTS INCORPORATED BY REFERENCE:

PROSPECTUS, DATED DECEMBER 11, 1996, FILED PURSUANT TO RULE 424(b) IN CONNECTION WITH REGISTRATION STATEMENT ON FORM S-3 (No. 333-16603) FILED BY THE REGISTRANTS AND MERRILL LYNCH & CO., INC.- INCORPORATED BY REFERENCE IN PART I
================================================================================





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

         The information set forth under the headings "Merrill Lynch Preferred Capital Trust I", "Merrill Lynch Preferred Funding I, L.P.", "Description of the Trust Preferred Securities", "Description of the Trust Guarantee", "Description of the Partnership Preferred Securities", "Description of the Partnership Guarantee", and "Use of Proceeds" in the Prospectus dated December 11, 1996, of the Trust and the Partnership is incorporated by reference herein.

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

ITEM 6.  SELECTED FINANCIAL DATA
         -----------------------

         The Registrants' activities are limited to issuing securities and investing the proceeds as described in ITEM 1. - Business, above. Accordingly, the financial statements included herein in response to ITEM 8. - Financial Statements and Supplementary Data are incorporated by reference in response to this item.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
        -----------------------------------------------------------------------
        OF OPERATIONS
        -------------

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

         In 1999 Merrill Lynch completed its efforts to address the Year 2000 issue (the "Y2K issue"). The Y2K issue was the result of a widespread programming technique that caused computer systems to identify a date based on the last two numbers of a year, with the assumption that the first two numbers of the year are "19." As a result, the year 2000 would be stored a "00," causing computers to incorrectly interpret the year as 1900. Left uncorrected, the Y2K issue may have caused serious failures in information technology systems and other systems. The Trust and the Partnership have no independent operations and are dependent upon Merrill Lynch. Merrill Lynch's efforts to address the Y2K issue are more fully discussed in the Merrill Lynch & Co., Inc. Annual Report on Form 10-K for the fiscal year ended December 31, 1999, filed with the Securities and Exchange Commission.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK
         ---------------------------------------------------------

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

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
         ---------------------------------------------------------------
         FINANCIAL DISCLOSURES
         ---------------------

         None.

                           PART III
                           --------

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
         --------------------------------------------------

         The Trustees of the Trust are as follows:

                  Regular Trustees:         John C. Stomber
                                            Stanley Schaefer

                  Property Trustee:         The Chase Manhattan Bank

                  Delaware Trustee:         Chase Manhattan Bank Delaware

Stanley Schaefer is Senior Director of Corporate Tax for the Company and has served in that capacity or another capacity with the Company for the last five years. John C. Stomber is Senior Vice President and Treasurer of the Company. Mr. Stomber joined the Company in March 1999. Mr. Stomber was an employee of Deutsche Bank from 1991 to March 1999, serving as Deutsche Bank's Treasurer for the Americas Region starting in 1996.

With the exception of Mr. Stomber, each Trustee has served since the Trust was organized on November 20, 1996. Mr. Stomber has served since September 30, 1999. The Trustees serve at the pleasure of the Company, as the holder of the Trust Common Securities.

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

         4.1 Certificate of Trust, dated November 20, 1996, of the Trust (incorporated by reference to Exhibit 4.1 to Registration Statement on Form S-3 (No. 333-16603) (the "Registration Statement"))

         4.2 Amended and Restated Declaration of Trust of the Trust, dated as of December 11, 1996 (incorporated by reference to Exhibit
                  4.2 to the Trust's Annual Report on Form 10-K for the fiscal year ended December 27, 1996 (File No.1-7182-01))

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

(b)      Reports on Form 8-K

         None.

---------------
* Filed herewith

                          INDEX TO FINANCIAL STATEMENTS
                          -----------------------------

                                  ITEM 14(a)(1)

FINANCIAL STATEMENTS                                                      PAGE
--------------------                                                      ----

MERRILL LYNCH PREFERRED CAPITAL TRUST I

     Balance Sheets, December 31, 1999 and December 25, 1998               F-2

     Statements of Earnings, Years Ended December 31, 1999,
           December 25, 1998, and December 26, 1997                        F-3

     Statements of Changes in  Stockholders'Equity,  Years
           Ended  December 31, 1999, December 25, 1998,
           and December 26, 1997                                           F-4

     Statements of Cash Flows, Years Ended December 31, 1999,
           December 25, 1998, and December 26, 1997                        F-5

     Notes to Financial Statements                                         F-6

     Independent Auditors' Report                                          F-8


MERRILL LYNCH PREFERRED FUNDING I, L.P.

     Balance Sheets, December 31, 1999 and December 25, 1998               F-9

     Statements of Earnings, Years Ended December 31, 1999,
           December 25, 1998, and December 26, 1997                        F-10

     Statements of Changes in Partners' Capital, Years Ended
           December 31, 1999, December 25, 1998,
           and December 26, 1997                                           F-11

     Statements of Cash Flows, Years Ended December 31, 1999,
           December 25, 1998, and December 26, 1997                        F-12

     Notes to Financial Statements                                         F-13

     Independent Auditors' Report                                          F-15


MERRILL LYNCH PREFERRED CAPITAL TRUST I
BALANCE SHEETS
(dollars in thousands, except per security amounts)
-------------------------------------------------------------------------------------------------------


                                                              DECEMBER 31, 1999       DECEMBER 25, 1998
                                                              -----------------       -----------------


ASSETS

Investment in partnership preferred securities                       $  283,505              $  283,505
Income receivable                                                             -                   5,493
                                                                     ----------              ----------
Total Assets                                                         $  283,505              $  288,998
                                                                     ==========              ==========

LIABILITY AND STOCKHOLDERS' EQUITY

Distributions payable                                                $        -              $    5,493
                                                                     ----------              ----------

Stockholders' equity:
     Preferred  securities  (7 3/4%  Trust
         Originated  Preferred   Securities;
         11,000,000 authorized, issued, and
         outstanding; $25 liquidation
         amount per security)                                           275,000                 275,000
     Common securities (7 3/4% Trust Common
         Securities; 340,208 authorized,
         issued, and outstanding;
         $25 liquidation amount per security)                             8,505                   8,505
                                                                     ----------              ----------
     Total stockholders' equity                                         283,505                 283,505
                                                                     ----------              ----------

Total Liability and Stockholders' Equity                             $  283,505              $  288,998
                                                                     ==========              ==========


See Notes to Financial Statements


MERRILL LYNCH PREFERRED CAPITAL TRUST I
STATEMENTS OF EARNINGS
(dollars in thousands)
---------------------------------------------------------------------------------------------------------------------------



                                                                                  FOR THE YEAR ENDED
                                                          -----------------------------------------------------------------

                                                          DECEMBER 31, 1999        DECEMBER 25, 1998      DECEMBER 26, 1997
                                                          -----------------        -----------------      -----------------

EARNINGS

Income on partnership preferred securities                        $  21,972                $  21,972              $  22,094
                                                                  =========                =========              =========




See Notes to Financial Statements


MERRILL LYNCH PREFERRED CAPITAL TRUST I
STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
(dollars in thousands)
----------------------------------------------------------------------------------------------------------------------


                                                                              FOR THE YEAR ENDED
                                                     -----------------------------------------------------------------

                                                     DECEMBER 31, 1999         DECEMBER 25, 1998     DECEMBER 26, 1997
                                                     -----------------         -----------------     -----------------


PREFERRED SECURITIES
Balance, beginning and end of period                         $ 275,000                 $ 275,000             $ 275,000
                                                             ---------                 ---------             ---------

COMMON SECURITIES
Balance, beginning and end of period                             8,505                     8,505                 8,505
                                                             ---------                 ---------             ---------

UNDISTRIBUTED EARNINGS
Balance, beginning of period                                         -                         -                     -
Earnings                                                        21,972                    21,972                22,094
Distribution paid in excess of amount accrued                        -                         -                  (122)
Distributions                                                  (21,972)                  (16,479)              (16,479)
Distributions payable                                                -                    (5,493)               (5,493)
                                                             ---------                 ---------             ---------
Balance, end of period                                               -                         -                     -
                                                             ---------                 ---------             ---------
Total Stockholders' Equity                                   $ 283,505                 $ 283,505             $ 283,505
                                                             =========                 =========             =========



See Notes to Financial Statements


MERRILL LYNCH PREFERRED CAPITAL TRUST I
STATEMENTS OF CASH FLOWS
(dollars in thousands)
--------------------------------------------------------------------------------------------------------------

                                                                       FOR THE YEAR ENDED
                                                   -----------------------------------------------------------

                                                   DECEMBER 31, 1999    DECEMBER 25, 1998    DECEMBER 26, 1997
                                                   -----------------    -----------------    -----------------

CASH FLOWS FROM OPERATING ACTIVITIES:
     Earnings                                               $ 21,972             $ 21,972             $ 22,094
     Decrease (increase) in income receivable                  5,493                    -               (4,821)
                                                            --------             --------             --------
        Cash provided by operating activities                 27,465               21,972               17,273
                                                            --------             --------             --------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Distributions                                           (27,465)             (21,972)             (17,273)
                                                            --------             --------             --------
        Cash used for financing activities                   (27,465)             (21,972)             (17,273)
                                                            --------             --------             --------

NET CHANGE IN CASH                                                 -                    -                    -

CASH, BEGINNING OF PERIOD                                          -                    -                    -
                                                            --------             --------             --------
CASH, END OF PERIOD                                         $      -             $      -             $      -
                                                            ========             ========             ========



SUPPLEMENTAL DISCLOSURE OF CASH FLOWS:

Preferred and common distributions of $5,328 and $165, respectively, were accrued at December 25, 1998 and December 26, 1997 and distributed in the following fiscal years.


See Notes to Financial Statements

MERRILL LYNCH PREFERRED CAPITAL TRUST I
NOTES TO FINANCIAL STATEMENTS
December 31, 1999
--------------------------------------------------------------------------------


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

MERRILL LYNCH PREFERRED CAPITAL TRUST I
NOTES TO FINANCIAL STATEMENTS
December 31, 1999
--------------------------------------------------------------------------------


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

INDEPENDENT AUDITORS' REPORT

To the Trustees of
  Merrill Lynch Preferred Capital Trust I

We have audited the accompanying balance sheets of Merrill Lynch Preferred Capital Trust I (the "Trust") as of December 31, 1999 and December 25, 1998, and the related statements of earnings, changes in stockholders' equity and cash flows for the three years ended December 31, 1999. These financial statements are the responsibility of the Trust's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such financial statements present fairly, in all material respects, the financial position of the Trust at December 31, 1999 and December 25, 1998, and the results of its operations and its cash flows for the three years ended December 31, 1999 in conformity with generally accepted accounting principles.


/s/ Deloitte & Touche LLP

New York, New York
March 28, 2000


MERRILL LYNCH PREFERRED FUNDING I, L.P.
BALANCE SHEETS
(dollars in thousands)
--------------------------------------------------------------------------------------------------------


                                                           DECEMBER 31, 1999           DECEMBER 25, 1998
                                                           -----------------           -----------------


ASSETS

Cash                                                             $        1                   $      380
Investments:
     Affiliate debentures                                           330,055                      330,055
     U.S. Treasury bills                                              3,512                        3,486
                                                                 ----------                   ----------
     Total investments                                              333,567                      333,541

Interest receivable                                                       -                        6,395
                                                                 ----------                   ----------
Total Assets                                                     $  333,568                   $  340,316
                                                                 ==========                   ==========

LIABILITY AND PARTNERS' CAPITAL

Distributions payable                                            $        -                   $    6,395
                                                                 ----------                   ----------
Partners' capital:
     Limited partnership interest                                   283,505                      283,505
     General partnership interest                                    50,063                       50,416
                                                                 ----------                   ----------
     Total partners' capital                                        333,568                      333,921
                                                                 ----------                   ----------
Total Liability and Partners' Capital                            $  333,568                   $  340,316
                                                                 ==========                   ==========


See Notes to Financial Statements


MERRILL LYNCH PREFERRED FUNDING I, L.P.
STATEMENTS OF EARNINGS
(dollars in thousands)
------------------------------------------------------------------------------------------------------------------


                                                                       FOR THE YEAR ENDED
                                            ----------------------------------------------------------------------

                                            DECEMBER 31, 1999           DECEMBER 25, 1998        DECEMBER 26, 1997
                                            -----------------           -----------------        -----------------


EARNINGS

Interest income:
     Affiliate debentures                           $  25,579                   $  25,579                $  25,722
     U.S. Treasury bills                                  166                         203                      193
                                                    ---------                   ---------                ---------
Earnings                                            $  25,745                   $  25,782                $  25,915
                                                    =========                   =========                =========



See Notes to Financial Statements


MERRILL LYNCH PREFERRED FUNDING I, L.P.
STATEMENTS OF CHANGES IN PARTNERS' CAPITAL
(dollars in thousands)
------------------------------------------------------------------------------------------------------------------


                                                                        FOR THE YEAR ENDED
                                                 -----------------------------------------------------------------

                                                 DECEMBER 31, 1999       DECEMBER 25, 1998       DECEMBER 26, 1997
                                                 -----------------       -----------------       -----------------

LIMITED PARTNER'S CAPITAL
Balance, beginning of period                             $ 283,505               $ 283,505               $ 283,505
Net income allocated to limited partner                     21,972                  21,972                  22,094
Distribution in excess of amount accrued                         -                       -                    (122)
Distributions                                              (21,972)                (16,479)                (16,479)
Distributions payable                                            -                  (5,493)                 (5,493)
                                                         ---------               ---------               ---------
Balance, end of period                                     283,505                 283,505                 283,505
                                                         ---------               ---------               ---------

GENERAL PARTNER'S CAPITAL
Balance, beginning of period                                50,416                  50,228                  50,145
Net income allocated to general partner                      3,773                   3,810                   3,821
Distributions                                               (4,126)                 (2,720)                 (2,836)
Distributions payable                                            -                    (902)                   (902)
                                                         ---------               ---------               ---------
Balance, end of period                                      50,063                  50,416                  50,228
                                                         ---------               ---------               ---------
TOTAL PARTNERS' CAPITAL                                  $ 333,568               $ 333,921               $ 333,733
                                                         =========               =========               =========



See Notes to Financial Statements


MERRILL LYNCH PREFERRED FUNDING I, L.P.
STATEMENTS OF CASH FLOWS
(dollars in thousands)
-----------------------------------------------------------------------------------------------------------------------


                                                                                 FOR THE YEAR ENDED
                                                        ---------------------------------------------------------------

                                                        DECEMBER 31, 1999        DECEMBER 25, 1998    DECEMBER 26, 1997
                                                        -----------------        -----------------    -----------------


CASH FLOWS FROM OPERATING ACTIVITIES:
     Earnings                                                    $ 25,745                 $ 25,782             $ 25,915
     Accretion of U.S. Treasury bills                                (166)                    (203)                (193)
     Decrease (increase) in interest receivable                     6,395                        -               (5,613)
                                                                 --------                 --------             --------
        Cash provided by operating activities                      31,974                   25,579               20,109
                                                                 --------                 --------             --------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Purchases of investment securities                            (6,959)                  (3,480)              (3,664)
     Maturities of investment securities                            7,099                    3,875                3,655
                                                                 --------                 --------             --------
        Cash provided by (used for) investing activities              140                      395                   (9)
                                                                 --------                 --------             --------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Distributions to limited partner                             (27,465)                 (21,972)             (17,273)
     Distributions to general partner                              (5,028)                  (3,622)              (2,836)
                                                                 --------                 --------             --------
        Cash used for financing activities                        (32,493)                 (25,594)             (20,109)
                                                                 --------                 --------             --------

NET CHANGE IN CASH                                                   (379)                     380                   (9)

CASH, BEGINNING OF PERIOD                                             380                        -                    9
                                                                 --------                 --------             --------
CASH, END OF PERIOD                                              $      1                 $    380             $      -
                                                                 ========                 ========             ========




SUPPLEMENTAL DISCLOSURE OF CASH FLOWS:

Distributions of $6,395 were accrued at December 25, 1998 and December 26, 1997 and distributed in the following fiscal years.


See Notes to Financial Statements

MERRILL LYNCH PREFERRED FUNDING I, L.P.
NOTES TO FINANCIAL STATEMENTS
December 31, 1999
--------------------------------------------------------------------------------


1. ORGANIZATION AND PURPOSE

Merrill Lynch Preferred Funding I, L.P. (the "Partnership") is a limited partnership that was formed under the Delaware Revised Uniform Limited Partnership Act on November 20, 1996 for the exclusive purpose of purchasing certain eligible debt instruments of Merrill Lynch & Co., Inc. (the "Company") and wholly owned subsidiaries of the Company with (i) the proceeds from the sale of its preferred securities (the "Partnership Preferred Securities"), representing a limited partner interest, to Merrill Lynch Preferred Capital Trust I (the "Trust") and (ii) a capital contribution from the Company in exchange for the general partnership interest in the Partnership.

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

MERRILL LYNCH PREFERRED FUNDING I, L.P.
NOTES TO FINANCIAL STATEMENTS
December 31, 1999
--------------------------------------------------------------------------------


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

INDEPENDENT AUDITORS' REPORT

To the General Partner and Limited Partner of
  Merrill Lynch Preferred Funding I, L.P.

We have audited the accompanying balance sheets of Merrill Lynch Preferred Funding I, L.P. (the "Partnership") as of December 31, 1999 and December 25, 1998, and the related statements of earnings, changes in partners' capital, and cash flows for the three years ended December 31, 1999. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such financial statements present fairly, in all material respects, the financial position of the Partnership at December 31, 1999 and December 25, 1998, and the results of its operations and its cash flows for the three years ended December 31, 1999 in conformity with generally accepted accounting principles.



/s/ Deloitte & Touche LLP

New York, New York
March 28, 2000

                                  SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrants have duly caused this report to be signed on their behalf by the undersigned, thereunto duly authorized on the 29th day of March, 2000.

                              MERRILL LYNCH PREFERRED CAPITAL TRUST I*

                              By: /s/ John C. Stomber
                              -------------------------------------------------
                              Name: John C. Stomber
                              Title: Regular Trustee

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