Form 10-K
period 2000-12-29
MERRILL LYNCH PREFERRED CAPITAL TRUST I; MERRILL LYNCH PREFERRED FUNDING I LP
filed 2001-03-29
CIK 1027342, 1027343

================================================================================
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                             ----------------------

                                    FORM 10-K
                      ANNUAL REPORT PURSUANT TO SECTION 13
                 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                 -----------------------------------------------
                   For the fiscal year ended December 29, 2000

                     MERRILL LYNCH PREFERRED CAPITAL TRUST I
       (Exact name of Registrant as specified in its certificate of trust)

                         COMMISSION FILE NO.: 1-7182-01

          Delaware                                          13-7102991
(State or other jurisdiction               (I.R.S. Employer Identification No.)
of incorporation or organization)

  4 World Financial Center
    New York, New York                                        10080
(Address of principal executive offices)                    (Zip Code)

Registrant's telephone number, including area code:     (212) 449-1000

           SECURITIES REGISTERED PURSUANT TO SECTION12(B) OF THE ACT:

Title of each class                Name of each  exchange  on which  registered
-------------------                --------------------------------------------
7-3/4%  Trust Originated                 New York Stock  Exchange
Preferred Securities ("TOPrS")
(and the related guarantee)

        SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT: NONE

                     MERRILL LYNCH PREFERRED FUNDING I, L.P.
                 (Exact name of Registrant as specified in its
                      certificate of limited partnership)

                         COMMISSION FILE NO.: 1-7182-02

      Delaware                                          13-3917686
(State or other jurisdiction                (I.R.S. Employer Identification No.)
of incorporation or organization)

     4 World Financial Center
       New York, New York                                           10080
(Address of principal executive offices)                          (Zip Code)

Registrant's telephone number, including area code:             (212) 449-1000

       SECURITIES  REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT:

Title of each class                  Name of each exchange on which registered
-------------------                  -----------------------------------------
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

As of March 28, 2001, no voting stock was held by non-affiliates of the Registrants.

                      Documents Incorporated By Reference:

Prospectus, dated December 11, 1996, filed pursuant to Rule 424(b) in connection with Registration Statement on Form S-3 (No. 333-16603) filed by the Registrants and Merrill Lynch & Co., Inc.-- Incorporated by reference in Part I
================================================================================



                                     PART I
                                     ------

ITEM 1.  BUSINESS
         --------

         Merrill Lynch Preferred Capital Trust I
         ---------------------------------------

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

         Merrill Lynch Preferred Funding I, L.P.
         ---------------------------------------

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

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
         ---------------------------------------------------------------
         FINANCIAL DISCLOSURES
         ----------------------

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

---------------

* Filed herewith

                          INDEX TO FINANCIAL STATEMENTS
                          -----------------------------

                                  ITEM 14(a)(1)

FINANCIAL STATEMENTS                                                      PAGE
--------------------                                                      ----

MERRILL LYNCH PREFERRED CAPITAL TRUST I

     Balance Sheets, December 29, 2000 and December 31, 1999               F-2

     Statements of Earnings, Years Ended December 29, 2000,
           December 31, 1999, and December 25, 1998                        F-3

     Statements of Changes in  Stockholders' Equity,  Years
           Ended  December 29, 2000, December 31, 1999,
           and December 25, 1998                                           F-4

     Statements of Cash Flows, Years Ended December 29, 2000,
           December 31, 1999, and December 25, 1998                        F-5

     Notes to Financial Statements                                         F-6

     Independent Auditors' Report                                          F-8


MERRILL LYNCH PREFERRED FUNDING I, L.P.

     Balance Sheets, December 29, 2000 and December 31, 1999               F-9

     Statements of Earnings, Years Ended December 29, 2000,
           December 31, 1999, and December 25, 1998                        F-10

     Statements of Changes in Partners' Capital, Years Ended
           December 29, 2000, December 31, 1999,
           and December 25, 1998                                           F-11

     Statements of Cash Flows, Years Ended December 29, 2000,
           December 31, 1999, and December 25, 1998                        F-12

     Notes to Financial Statements                                         F-13

     Independent Auditors' Report                                          F-15


MERRILL LYNCH PREFERRED CAPITAL TRUST I
BALANCE SHEETS
(dollars in thousands, except per security amounts)
-----------------------------------------------------------------------------------------------------------------------



                                                                                   December 29, 2000  DECEMBER 31, 1999
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
                                                                                          ==========         ==========

See Notes to Financial Statements


MERRILL LYNCH PREFERRED CAPITAL TRUST I
STATEMENTS OF EARNINGS
(dollars in thousands)
-------------------------------------------------------------------------------------------------------------------------------



                                                                                          FOR THE YEAR ENDED
                                                                     ----------------------------------------------------------

                                                                      DECEMBER 29, 2000   DECEMBER 31, 1999   DECEMBER 25, 1998
                                                                      -----------------   -----------------   -----------------

EARNINGS

Income on partnership preferred securities                                     $ 21,972            $ 21,972            $ 21,972
                                                                               ========            ========            ========



See Notes to Financial Statements


MERRILL LYNCH PREFERRED CAPITAL TRUST I
STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
(dollars in thousands)
-----------------------------------------------------------------------------------------------------------------------

                                                                                 FOR THE YEAR ENDED
                                                           ------------------------------------------------------------

                                                           DECEMBER 29, 2000    DECEMBER 31, 1999     DECEMBER 25, 1998
                                                           -----------------    -----------------     -----------------
PREFERRED SECURITIES

Balance, beginning and end of period                              $  275,000           $  275,000            $  275,000
                                                                  ----------           ----------            ----------

COMMON SECURITIES

Balance, beginning and end of period                                   8,505                8,505                 8,505
                                                                  ----------           ----------            ----------



UNDISTRIBUTED EARNINGS

Balance, beginning of period                                               -                    -                     -
Earnings                                                              21,972               21,972                21,972
Distributions                                                        (16,479)             (21,972)              (16,479)
Distributions payable                                                 (5,493)                   -                (5,493)
                                                                  ----------           ----------            ----------
Balance, end of period                                                     -                    -                     -
                                                                  ----------           ----------            ----------


Total Stockholders' Equity                                        $  283,505           $  283,505            $  283,505
                                                                  ==========           ==========            ==========

See Notes to Financial Statements


MERRILL LYNCH PREFERRED CAPITAL TRUST I
STATEMENTS OF CASH FLOWS
(dollars in thousands)
----------------------------------------------------------------------------------------------------------------------------------

                                                                                         FOR THE YEAR ENDED
                                                                    --------------------------------------------------------------

                                                                     DECEMBER 29, 2000    DECEMBER 31, 1999      DECEMBER 25, 1998
                                                                    ------------------    -----------------      -----------------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Earnings                                                                  $  21,972            $  21,972              $  21,972
   (Increase) decrease  in income receivable                                    (5,493)               5,493                      -
                                                                             ---------            ---------              ---------
      Cash provided by operating activities                                     16,479               27,465                 21,972
                                                                             ---------            ---------              ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Distributions                                                               (16,479)            (27,465)               (21,972)
                                                                             ---------            ---------              ---------
      Cash used for financing activities                                       (16,479)            (27,465)               (21,972)
                                                                             ---------            ---------              ---------

NET CHANGE IN CASH                                                                   -                    -                      -

CASH, BEGINNING OF PERIOD                                                            -                    -                      -
                                                                             ---------            ---------              ---------
CASH, END OF PERIOD                                                          $       -            $       -              $       -
                                                                             =========            =========              =========



SUPPLEMENTAL DISCLOSURE OF CASH FLOWS:

Preferred and common distributions of $5,328 and $165, respectively, were accrued at December 29, 2000 and December 25, 1998 and distributed in the following fiscal years.


See Notes to Financial Statements

MERRILL LYNCH PREFERRED CAPITAL TRUST I
NOTES TO FINANCIAL STATEMENTS
DECEMBER 29, 2000
-------------------------------------------------------------------------------

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


2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION

The financial statements are presented in accordance with accounting principles generally accepted in the United States of America, which require management to make estimates that affect reported amounts and disclosure of contingencies in the financial statements. As such, actual results could differ from those estimates.

INVESTMENT

The  investment  in  Partnership   Preferred  Securities  represents  a  limited
partnership interest in the Partnership and is recorded at cost. At year end, the fair value of the investment approximates its carrying value. Income on the Partnership Preferred Securities is accrued when earned.

INCOME TAXES

The Trust does not incur any income tax liabilities. Such liabilities are incurred directly by the security holders.

MERRILL LYNCH PREFERRED CAPITAL TRUST I
NOTES TO FINANCIAL STATEMENTS
December 29, 2000
--------------------------------------------------------------------------------


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

INDEPENDENT AUDITORS' REPORT

To the Trustees of
  Merrill Lynch Preferred Capital Trust I

We have audited the accompanying balance sheets of Merrill Lynch Preferred Capital Trust I (the "Trust") as of December 29, 2000 and December 31, 1999, and the related statements of earnings, changes in stockholders' equity and cash flows for each of the three years in the period ended December 29, 2000. These financial statements are the responsibility of the Trust's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such financial statements present fairly, in all material respects, the financial position of the Trust at December 29, 2000 and December 31, 1999, and the results of its operations and its cash flows for each of the three years in the period ended December 29, 2000 in conformity with accounting principles generally accepted in the United States of America.


/s/ Deloitte & Touche LLP

New York, New York
March 28, 2001


MERRILL LYNCH PREFERRED FUNDING I, L.P.
BALANCE SHEETS
(dollars in thousands)
----------------------------------------------------------------------------------------------------------------



                                                                           DECEMBER 29, 2000   DECEMBER 31, 1999
                                                                           -----------------   -----------------
ASSETS

Cash                                                                                $      -            $      1

Investments:
   Affiliate debentures                                                              330,055             330,055
   U.S. Treasury bills                                                                 3,523               3,512
                                                                                    --------            --------
   Total investments                                                                 333,578             333,567

Interest receivable                                                                    6,395                   -
                                                                                    --------            --------
Total Assets                                                                        $339,973            $333,568
                                                                                    ========            ========

LIABILITY AND PARTNERS' CAPITAL

Distributions payable                                                               $  6,395            $      -
                                                                                    --------            --------

Partners' capital:
   Limited partnership interest                                                      283,505             283,505
   General partnership interest                                                       50,073              50,063
                                                                                    --------            --------
   Total partners' capital                                                           333,578             333,568
                                                                                    --------            --------

Total Liability and Partners' Capital                                               $339,973            $333,568
                                                                                    ========            ========

See Notes to Financial Statements



MERRILL LYNCH PREFERRED FUNDING I, L.P.
STATEMENTS OF EARNINGS
(dollars in thousands)
------------------------------------------------------------------------------------------------------------------


                                                                       FOR THE YEAR ENDED
                                            ----------------------------------------------------------------------

                                            DECEMBER 29, 2000           DECEMBER 31, 1999        DECEMBER 25, 1998
                                            -----------------           -----------------        -----------------


EARNINGS

Interest income:
     Affiliate debentures                             $25,579                     $25,579                  $25,579
     U.S. Treasury bills                                  202                         166                      203
                                                      -------                     -------                  -------
Earnings                                              $25,781                     $25,745                  $25,782
                                                      =======                     =======                  =======



See Notes to Financial Statements


MERRILL LYNCH PREFERRED FUNDING I, L.P.
STATEMENTS OF CHANGES IN PARTNERS' CAPITAL
(dollars in thousands)
------------------------------------------------------------------------------------------------------------------


                                                                        FOR THE YEAR ENDED
                                                 -----------------------------------------------------------------

                                                 DECEMBER 29, 2000       DECEMBER 31, 1999       DECEMBER 25, 1998
                                                 -----------------       -----------------       -----------------

LIMITED PARTNER'S CAPITAL
Balance, beginning of period                             $ 283,505               $ 283,505               $ 283,505
Net income allocated to limited partner                     21,972                  21,972                  21,972
Distributions                                              (16,479)                (21,972)                (16,479)
Distributions payable                                      ( 5,493)                      -                  (5,493)
                                                         ---------               ---------               ---------
Balance, end of period                                     283,505                 283,505                 283,505
                                                         ---------               ---------               ---------

GENERAL PARTNER'S CAPITAL
Balance, beginning of period                                50,063                  50,416                  50,228
Net income allocated to general partner                      3,809                   3,773                   3,810
Distributions                                               (2,897)                 (4,126)                 (2,720)
Distributions payable                                         (902)                      -                    (902)
                                                         ---------               ---------               ---------
Balance, end of period                                      50,073                  50,063                  50,416
                                                         ---------               ---------               ---------
TOTAL PARTNERS' CAPITAL                                  $ 333,578               $ 333,568               $ 333,921
                                                         =========               =========               =========



See Notes to Financial Statements


MERRILL LYNCH PREFERRED FUNDING I, L.P.
STATEMENTS OF CASH FLOWS
(dollars in thousands)
-----------------------------------------------------------------------------------------------------------------------


                                                                                 FOR THE YEAR ENDED
                                                        ---------------------------------------------------------------

                                                        DECEMBER 29, 2000        DECEMBER 31, 1999    DECEMBER 25, 1998
                                                        -----------------        -----------------    -----------------


CASH FLOWS FROM OPERATING ACTIVITIES:
     Earnings                                                    $ 25,781                 $ 25,745             $ 25,782
     Accretion of U.S. Treasury bills                                (202)                    (166)                (203)
     (Increase) decrease  in interest receivable                   (6,395)                   6,395                    -
                                                                 --------                 --------             --------
        Cash provided by operating activities                      19,184                   31,974               25,579
                                                                 --------                 --------             --------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Purchases of investment securities                            (6,959)                  (6,959)              (3,480)
     Maturities of investment securities                            7,150                    7,099                3,875
                                                                 --------                 --------             --------
        Cash provided by investing activities                         191                      140                  395
                                                                 --------                 --------             --------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Distributions to limited partner                             (16,479)                 (27,465)             (21,972)
     Distributions to general partner                              (2,897)                  (5,028)              (3,622)
                                                                 --------                 --------             --------
        Cash used for financing activities                        (19,376)                 (32,493)             (25,594)
                                                                 --------                 --------             --------

NET CHANGE IN CASH                                                     (1)                    (379)                 380

CASH, BEGINNING OF PERIOD                                               1                      380                    -
                                                                 --------                 --------             --------
CASH, END OF PERIOD                                              $      -                 $      1             $    380
                                                                 ========                 ========             ========




SUPPLEMENTAL DISCLOSURE OF CASH FLOWS:

Distributions of $6,395 were accrued at December 29, 2000 and December 25, 1998 and distributed in the following fiscal years.


See Notes to Financial Statements

MERRILL LYNCH PREFERRED FUNDING I, L.P.
NOTES TO FINANCIAL STATEMENTS
December 29, 2000
--------------------------------------------------------------------------------


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


2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION

The financial statements are presented in accordance with accounting principles generally accepted in the United States of America, which require management to make estimates that affect reported amounts and disclosure of contingencies in the financial statements. As such, actual results could differ from those estimates.

INVESTMENTS

The Partnership's investment in affiliate debentures is recorded at cost, and its investment in U.S. Treasury bills is classified as available-for-sale and recorded at accreted cost, which approximates fair value.

INCOME TAXES

The Partnership does not incur any income tax liabilities. Such liabilities are incurred directly by the partners.

MERRILL LYNCH PREFERRED FUNDING I, L.P.
NOTES TO FINANCIAL STATEMENTS
December 29, 2000
--------------------------------------------------------------------------------


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

INDEPENDENT AUDITORS' REPORT

To the General Partner and Limited Partner of
  Merrill Lynch Preferred Funding I, L.P.

We have audited the accompanying balance sheets of Merrill Lynch Preferred Funding I, L.P. (the "Partnership") as of December 29, 2000 and December 31, 1999, and the related statements of earnings, changes in partners' capital, and cash flows for each of the three years in the period ended December 29, 2000. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such financial statements present fairly, in all material respects, the financial position of the Partnership at December 29, 2000 and December 31, 1999, and the results of its operations and its cash flows for each of the three years in the period ended December 29, 2000 in conformity with accounting principles generally accepted in the United States of America.


/s/ Deloitte & Touche LLP

New York, New York
March 28, 2001

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrants have duly caused this report to be signed on their behalf by the undersigned, thereunto duly authorized on the 28th day of March, 2001.


                             MERRILL LYNCH PREFERRED CAPITAL TRUST I*

                             By:        /s/ John C. Stomber
                             --------------------------------------
                             Name:      John C. Stomber
                             Title:     Regular Trustee

                             By:        /s/ Stanley Schaefer
                             --------------------------------------
                             Name:      Stanley Schaefer
                             Title:     Regular Trustee


                             MERRILL LYNCH PREFERRED FUNDING I, L.P.*

                             By: MERRILL LYNCH & CO., INC., as General Partner

                             By:        /s/ John C. Stomber
                             ----------------------------------
                             Name:      John C. Stomber
                             Title:     Senior Vice President and Treasurer, and
                                        as Attorney-in-Fact for a majority of
                                        the Board of Directors**

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

------------------

* Filed herewith