Form 10-Q
period 2001-09-28
MERRILL LYNCH PREFERRED CAPITAL TRUST I; MERRILL LYNCH PREFERRED FUNDING I LP
filed 2001-11-08
CIK 1027342, 1027343

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                             ----------------------

                                    FORM 10-Q
                     QUARTERLY REPORT PURSUANT TO SECTION 13
                 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 28, 2001

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

Indicate by check mark whether the Registrants (1) have filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrants were required to file such reports), and (2) have been subject to such requirements for the past 90 days. Yes |X| No |_|

As of November 8, 2001 no voting stock was held by non-affiliates of the Registrants.
================================================================================

                         PART I - FINANCIAL INFORMATION
                         ------------------------------

ITEM 1.   FINANCIAL STATEMENTS
          --------------------

MERRILL LYNCH PREFERRED CAPITAL TRUST I
BALANCE SHEETS  (unaudited)
(dollars in thousands, except per security amounts)
-----------------------------------------------------------------------------------------------------------------------



                                                                                  SEPTEMBER 28, 2001  DECEMBER 29, 2000
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
                                                                                          ==========         ==========

See Note to Financial Statements


MERRILL LYNCH PREFERRED CAPITAL TRUST I
STATEMENTS OF EARNINGS  (unaudited)
(dollars in thousands)
------------------------------------------------------------------------------------------------------------

                                                                           FOR THE THREE MONTHS ENDED
                                                                     ---------------------------------------

                                                                     SEPTEMBER 28, 2001   SEPTEMBER 29, 2000
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
                                                                              =========            =========



                                                                            FOR THE NINE MONTHS ENDED
                                                                     ---------------------------------------

                                                                     SEPTEMBER 28, 2001   SEPTEMBER 29, 2000
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

                                                          SEPTEMBER 28, 2001   SEPTEMBER 29, 2000
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
                                                                  ==========           ==========

See Note to Financial Statements


MERRILL LYNCH PREFERRED CAPITAL TRUST I
STATEMENTS OF CASH FLOWS  (unaudited)
(dollars in thousands)
-------------------------------------------------------------------------------------------------------------------

                                                                                    FOR THE NINE MONTHS ENDED
                                                                            ---------------------------------------

                                                                            SEPTEMBER 28, 2001   SEPTEMBER 29, 2000
                                                                            ------------------   ------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Earnings                                                                          $  16,479            $  16,479
   Increase in income receivable                                                             -               (5,493)
                                                                                     ---------            ---------
      Cash provided by operating activities                                             16,479               10,986
                                                                                     ---------            ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Distributions                                                                       (16,479)             (10,986)
                                                                                     ---------            ---------
      Cash used for financing activities                                               (16,479)             (10,986)
                                                                                     ---------            ---------

NET CHANGE IN CASH                                                                           -                    -

CASH, BEGINNING OF PERIOD                                                                    -                    -
                                                                                     ---------            ---------
CASH, END OF PERIOD                                                                  $       -            $       -
                                                                                     =========            =========



SUPPLEMENTAL DISCLOSURE OF CASH FLOWS:

Preferred and common distributions of $5,328 and $165, respectively, were accrued at September 28, 2001 and September 29, 2000.


See Note to Financial Statements

MERRILL LYNCH PREFERRED CAPITAL TRUST I
NOTE TO FINANCIAL STATEMENTS  (unaudited)
SEPTEMBER 28, 2001
-------------------------------------------------------------------------------


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


MERRILL LYNCH PREFERRED FUNDING I, L.P.
BALANCE SHEETS  (unaudited)
(dollars in thousands)
----------------------------------------------------------------------------------------------------------------



                                                                          SEPTEMBER 28, 2001   DECEMBER 29, 2000
                                                                          ------------------   -----------------
ASSETS

Cash                                                                              $        1          $        -

Investments:
   Affiliate debentures                                                              330,055             330,055
   U.S. Treasury bills                                                                 3,544               3,523
                                                                                  ----------          ----------
   Total investments                                                                 333,599             333,578

Income receivable                                                                      6,395               6,395
                                                                                  ----------          ----------
Total Assets                                                                      $  339,995          $  339,973
                                                                                  ==========          ==========

LIABILITY AND PARTNERS' CAPITAL

Distributions payable                                                             $    6,395          $    6,395
                                                                                  ----------          ----------
 Partners' capital:
   Limited partnership interest                                                      283,505             283,505
   General partnership interest                                                       50,095              50,073
                                                                                  ----------          ----------
   Total partners' capital                                                           333,600             333,578
                                                                                  ----------          ----------

Total Liability and Partners' Capital                                             $  339,995          $  339,973
                                                                                  ==========          ==========

See Note to Financial Statements



MERRILL LYNCH PREFERRED FUNDING I, L.P.
STATEMENTS OF EARNINGS  (unaudited)
(dollars in thousands)
-----------------------------------------------------------------------------------------------


                                                               FOR THE THREE MONTHS ENDED
                                                        ---------------------------------------

                                                        SEPTEMBER 28, 2001   SEPTEMBER 29, 2000
                                                        ------------------   ------------------
EARNINGS

Interest income:
   Affiliate debentures                                         $    6,395           $    6,395
   U.S. Treasury bills                                                  37                   52
                                                                ----------           ----------
Earnings                                                        $    6,432           $    6,447
                                                                ==========           ==========



                                                                FOR THE NINE MONTHS ENDED
                                                        ---------------------------------------

                                                        SEPTEMBER 28, 2001   SEPTEMBER 29, 2000
                                                        ------------------   ------------------

EARNINGS

Interest income:
   Affiliate debentures                                         $   19,184           $   19,184
   U.S. Treasury bills                                                 130                  148
                                                                ----------           ----------
Earnings                                                        $   19,314           $   19,332
                                                                ==========           ==========












See Note to Financial Statements


MERRILL LYNCH PREFERRED FUNDING I, L.P.
STATEMENTS OF CHANGES IN PARTNERS' CAPITAL  (unaudited)
(dollars in thousands)
------------------------------------------------------------------------------------------------


                                                                 FOR THE NINE MONTHS ENDED
                                                         ---------------------------------------

                                                         SEPTEMBER 28, 2001   SEPTEMBER 29, 2000
                                                         ------------------   ------------------
LIMITED PARTNER'S CAPITAL

Balance, beginning of period                                     $  283,505           $  283,505
Net income allocated to limited partner                              16,479               16,479
Distributions                                                       (10,986)             (10,986)
Distributions payable                                                (5,493)              (5,493)
                                                                 ----------           ----------
Balance, end of period                                              283,505              283,505
                                                                 ----------           ----------


GENERAL PARTNER'S CAPITAL

Balance, beginning of period                                         50,073               50,063
Net income allocated to general partner                               2,835                2,853
Distributions                                                        (1,911)              (1,895)
Distributions payable                                                  (902)                (902)
                                                                 ----------           ----------
Balance, end of period                                               50,095               50,119
                                                                 ----------           ----------

TOTAL PARTNERS' CAPITAL                                          $  333,600           $  333,624
                                                                 ==========           ==========

See Note to Financial Statements


MERRILL LYNCH PREFERRED FUNDING I, L.P.
STATEMENTS OF CASH FLOWS  (unaudited)
(dollars in thousands)
-------------------------------------------------------------------------------------------------------------------


                                                                                    FOR THE NINE MONTHS ENDED
                                                                            ---------------------------------------

                                                                            SEPTEMBER 28, 2001   SEPTEMBER 29, 2000
                                                                            ------------------   ------------------

CASH FLOWS FROM OPERATING ACTIVITIES:
   Earnings                                                                          $  19,314            $  19,332
   Accretion of U.S. Treasury bills                                                       (130)                (148)
   Increase in interest receivable                                                           -               (6,395)
                                                                                     ---------            ---------
      Cash provided by operating activities                                             19,184               12,789
                                                                                     ---------            ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchases of investment securities                                                   (3,479)              (3,480)
   Maturities of investment securities                                                   3,587                3,571
                                                                                     ---------            ---------
      Cash used for investing activities                                                   108                   91
                                                                                     ---------            ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Distributions to limited partner                                                    (16,478)             (10,986)
   Distributions to general partner                                                     (2,813)              (1,895)
                                                                                     ---------            ---------
      Cash used for financing activities                                               (19,291)             (12,881)
                                                                                     ---------            ---------

NET CHANGE IN CASH                                                                           1                   (1)

CASH, BEGINNING OF PERIOD                                                                    -                    1
                                                                                     ---------            ---------
CASH, END OF PERIOD                                                                  $       1            $       -
                                                                                     =========            =========


SUPPLEMENTAL DISCLOSURE OF CASH FLOWS:

Distributions of $6,395 were accrued at September 28, 2001 and September 29, 2000.



See Note to Financial Statements

MERRILL LYNCH PREFERRED FUNDING I, L.P.
NOTE TO FINANCIAL STATEMENTS  (unaudited)
SEPTEMBER 28, 2001
--------------------------------------------------------------------------------



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

                           PART II - OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)      Exhibits

         12 Computation of Ratios of Earnings to Combined Fixed Charges and Preferred Securities Distributions

(b)      Reports on Form 8-K

         None

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrants have duly caused this report to be signed on their behalf by the undersigned, thereunto duly authorized on the 8th day of November, 2001.


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