Form 10-Q
period 2001-12-28
MERRILL LYNCH PREFERRED CAPITAL TRUST I; MERRILL LYNCH PREFERRED FUNDING I LP
filed 2002-03-28
CIK 1027342, 1027343

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                             ----------------------

                                    FORM 10-K
                      ANNUAL REPORT PURSUANT TO SECTION 13
                 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                 -----------------------------------------------
                   For the fiscal year ended December 28, 2001

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
7-3/4% Partnership Preferred            New York Stock Exchange
Securities (and the related
guarantee)

        SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT: NONE

Indicate by check mark whether the Registrants (1) have filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrants were required to file such reports), and (2) have been subject to such requirements for the past 90 days. Yes |X| No |_|

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrants' knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. |X|

As of March 28, 2002, no voting stock was held by non-affiliates of the Registrants.

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

         None.





                                    PART III
                                    --------

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
         --------------------------------------------------

         The Trustees of the Trust are as follows:

                  Regular Trustee :         John C. Stomber

                  Property Trustee:         The Chase Manhattan Bank

                  Delaware Trustee:         Chase Manhattan Bank Delaware

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

---------------

* Filed herewith

                          INDEX TO FINANCIAL STATEMENTS
                          -----------------------------

                                  ITEM 14(a)(1)

FINANCIAL STATEMENTS                                                      PAGE
--------------------                                                      ----

MERRILL LYNCH PREFERRED CAPITAL TRUST I

     Balance Sheets, December 28, 2001 and December 29, 2000               F-2

     Statements of Earnings, Years Ended December 28, 2001,
           December 29, 2000, and December 31, 1999                        F-3

     Statements of Changes in  Stockholders' Equity,  Years
           Ended  December 28, 2001, December 29, 2000,
           and December 31, 1999                                           F-4

     Statements of Cash Flows, Years Ended December 28, 2001, December 29, 2000,
           and December 31, 1999                                           F-5

     Notes to Financial Statements                                         F-6

     Independent Auditors' Report                                          F-8


MERRILL LYNCH PREFERRED FUNDING I, L.P.

     Balance Sheets, December 28, 2001 and December 29, 2000               F-9

     Statements of Earnings, Years Ended December 28, 2001,
           December 29, 2000, and December 31, 1999                        F-10

     Statements of Changes in Partners' Capital, Years Ended
           December 28, 2001, December 29, 2000,
           and December 31, 1999                                           F-11

     Statements of Cash Flows, Years Ended December 28, 2001, December 29, 2000,
           and December 31, 1999                                           F-12

     Notes to Financial Statements                                         F-13

     Independent Auditors' Report                                          F-15


MERRILL LYNCH PREFERRED CAPITAL TRUST I
BALANCE SHEETS
(dollars in thousands, except per security amounts)
-----------------------------------------------------------------------------------------------------------------------



                                                                                   DECEMBER 28, 2001  DECEMBER 29, 2000
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
                                                                                          ==========         ==========

See Notes to Financial Statements


MERRILL LYNCH PREFERRED CAPITAL TRUST I
STATEMENTS OF EARNINGS
(dollars in thousands)
-------------------------------------------------------------------------------------------------------------------------------



                                                                                          FOR THE YEAR ENDED
                                                                     ----------------------------------------------------------

                                                                      DECEMBER 28, 2001   DECEMBER 29, 2000   DECEMBER 31, 1999
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
                                                                               ========            ========            ========



See Notes to Financial Statements


MERRILL LYNCH PREFERRED CAPITAL TRUST I
STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
(dollars in thousands)
-----------------------------------------------------------------------------------------------------------------------

                                                                                 FOR THE YEAR ENDED
                                                           ------------------------------------------------------------

                                                           DECEMBER 28, 2001    DECEMBER 29, 2000     DECEMBER 31, 1999
                                                           -----------------    -----------------     -----------------
PREFERRED SECURITIES

Balance, beginning and end of period                              $  275,000           $  275,000            $  275,000
                                                                  ----------           ----------            ----------

COMMON SECURITIES

Balance, beginning and end of period                                   8,505                8,505                 8,505
                                                                  ----------           ----------            ----------



UNDISTRIBUTED EARNINGS

Balance, beginning of period                                               -                    -                     -
Earnings                                                              21,972               21,972                21,972
Distributions                                                        (16,479)             (16,479)              (21,972)
Distributions payable                                                 (5,493)              (5,493)                    -
                                                                  ----------           ----------            ----------
Balance, end of period                                                     -                    -                     -
                                                                  ----------           ----------            ----------


Total Stockholders' Equity                                        $  283,505           $  283,505            $  283,505
                                                                  ==========           ==========            ==========

See Notes to Financial Statements


MERRILL LYNCH PREFERRED CAPITAL TRUST I
STATEMENTS OF CASH FLOWS
(dollars in thousands)
----------------------------------------------------------------------------------------------------------------------------------

                                                                                         FOR THE YEAR ENDED
                                                                    --------------------------------------------------------------

                                                                     DECEMBER 28, 2001    DECEMBER 29, 2000      DECEMBER 31, 1999
                                                                    ------------------    -----------------      -----------------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Earnings                                                                  $  21,972            $  21,972              $  21,972
   (Increase) decrease  in income receivable                                         -               (5,493)                 5,493
                                                                             ---------            ---------              ---------
      Cash provided by operating activities                                     21,972               16,479                 27,465
                                                                             ---------            ---------              ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Distributions                                                               (21,972)             (16,479)               (27,465)
                                                                             ---------            ---------              ---------
      Cash used for financing activities                                       (21,972)             (16,479)               (27,465)
                                                                             ---------            ---------              ---------

NET CHANGE IN CASH                                                                   -                    -                      -

CASH, BEGINNING OF PERIOD                                                            -                    -                      -
                                                                             ---------            ---------              ---------
CASH, END OF PERIOD                                                          $       -            $       -              $       -
                                                                             =========            =========              =========



SUPPLEMENTAL DISCLOSURE OF CASH FLOWS:

Preferred and common distributions of $5,328 and $165, respectively, were accrued at December 28, 2001 and December 29, 2000 and distributed in the following fiscal years.


See Notes to Financial Statements

MERRILL LYNCH PREFERRED CAPITAL TRUST I
NOTES TO FINANCIAL STATEMENTS
DECEMBER 28, 2001
-------------------------------------------------------------------------------

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

MERRILL LYNCH PREFERRED CAPITAL TRUST I
NOTES TO FINANCIAL STATEMENTS
December 28, 2001
--------------------------------------------------------------------------------


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

INDEPENDENT AUDITORS' REPORT

To the Trustees of
  Merrill Lynch Preferred Capital Trust I

We have audited the accompanying balance sheets of Merrill Lynch Preferred Capital Trust I (the "Trust") as of December 28, 2001 and December 29, 2000, and the related statements of earnings, changes in stockholders' equity and cash flows for each of the three years in the period ended December 28, 2001. These financial statements are the responsibility of the Trust's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such financial statements present fairly, in all material respects, the financial position of the Trust at December 28, 2001 and December 29, 2000, and the results of its operations and its cash flows for each of the three years in the period ended December 28, 2001 in conformity with accounting principles generally accepted in the United States of America.


/s/ Deloitte & Touche LLP

New York, New York
March 28, 2002


MERRILL LYNCH PREFERRED FUNDING I, L.P.
BALANCE SHEETS
(dollars in thousands)
----------------------------------------------------------------------------------------------------------------



                                                                           DECEMBER 28, 2001   DECEMBER 29, 2000
                                                                           -----------------   -----------------
ASSETS

Cash                                                                                $      1            $      -

Investments:
   Affiliate debentures                                                              330,055             330,055
   U.S. Treasury bills                                                                 3,580               3,523
                                                                                    --------            --------
   Total investments                                                                 333,635             333,578

Interest receivable                                                                    6,395               6,395
                                                                                    --------            --------
Total Assets                                                                        $340,031            $339,973
                                                                                    ========            ========

LIABILITY AND PARTNERS' CAPITAL

Distributions payable                                                               $  6,395            $  6,395
                                                                                    --------            --------

Partners' capital:
   Limited partnership interest                                                      283,505             283,505
   General partnership interest                                                       50,131              50,073
                                                                                    --------            --------
   Total partners' capital                                                           333,636             333,578
                                                                                    --------            --------

Total Liability and Partners' Capital                                               $340,031            $339,973
                                                                                    ========            ========

See Notes to Financial Statements



MERRILL LYNCH PREFERRED FUNDING I, L.P.
STATEMENTS OF EARNINGS
(dollars in thousands)
------------------------------------------------------------------------------------------------------------------


                                                                       FOR THE YEAR ENDED
                                            ----------------------------------------------------------------------

                                            DECEMBER 28, 2001           DECEMBER 29, 2000        DECEMBER 31, 1999
                                            -----------------           -----------------        -----------------


EARNINGS

Interest income:
     Affiliate debentures                             $25,579                     $25,579                  $25,579
     U.S. Treasury bills                                  166                         202                      166
                                                      -------                     -------                  -------
Earnings                                              $25,745                     $25,781                  $25,745
                                                      =======                     =======                  =======



See Notes to Financial Statements


MERRILL LYNCH PREFERRED FUNDING I, L.P.
STATEMENTS OF CHANGES IN PARTNERS' CAPITAL
(dollars in thousands)
------------------------------------------------------------------------------------------------------------------


                                                                        FOR THE YEAR ENDED
                                                 -----------------------------------------------------------------

                                                 DECEMBER 28, 2001       DECEMBER 29, 2000       DECEMBER 31, 1999
                                                 -----------------       -----------------       -----------------

LIMITED PARTNER'S CAPITAL
Balance, beginning of period                             $ 283,505               $ 283,505               $ 283,505
Net income allocated to limited partner                     21,972                  21,972                  21,972
Distributions                                              (16,479)                (16,479)                (21,972)
Distributions payable                                       (5,493)                 (5,493)                      -
                                                         ---------               ---------               ---------
Balance, end of period                                     283,505                 283,505                 283,505
                                                         ---------               ---------               ---------

GENERAL PARTNER'S CAPITAL
Balance, beginning of period                                50,073                  50,063                  50,416
Net income allocated to general partner                      3,773                   3,809                   3,773
Distributions                                               (2,813)                 (2,897)                 (4,126)
Distributions payable                                         (902)                   (902)                      -
                                                         ---------               ---------               ---------
Balance, end of period                                      50,131                  50,073                  50,063
                                                         ---------               ---------               ---------
TOTAL PARTNERS' CAPITAL                                  $ 333,636               $ 333,578               $ 333,568
                                                         =========               =========               =========



See Notes to Financial Statements


MERRILL LYNCH PREFERRED FUNDING I, L.P.
STATEMENTS OF CASH FLOWS
(dollars in thousands)
-----------------------------------------------------------------------------------------------------------------------


                                                                                 FOR THE YEAR ENDED
                                                        ---------------------------------------------------------------

                                                        DECEMBER 28, 2001        DECEMBER 29, 2000    DECEMBER 31, 1999
                                                        -----------------        -----------------    -----------------


CASH FLOWS FROM OPERATING ACTIVITIES:
     Earnings                                                    $ 25,745                 $ 25,781             $ 25,745
     Accretion of U.S. Treasury bills                                (166)                    (202)                (166)
     (Increase) decrease  in interest receivable                        -                   (6,395)               6,395
                                                                 --------                 --------             --------
        Cash provided by operating activities                      25,579                   19,184               31,974
                                                                 --------                 --------             --------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Purchases of investment securities                            (3,479)                  (6,959)              (6,959)
     Maturities of investment securities                            3,587                    7,150                7,099
                                                                 --------                 --------             --------
        Cash provided by investing activities                         108                      191                  140
                                                                 --------                 --------             --------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Distributions to limited partner                             (21,972)                 (16,479)             (27,465)
     Distributions to general partner                              (3,714)                  (2,897)              (5,028)
                                                                 --------                 --------             --------
        Cash used for financing activities                        (25,686)                 (19,376)             (32,493)
                                                                 --------                 --------             --------

NET CHANGE IN CASH                                                      1                       (1)                (379)

CASH, BEGINNING OF PERIOD                                               -                        1                  380
                                                                 --------                 --------             --------
CASH, END OF PERIOD                                              $      1                 $      -             $      1
                                                                 ========                 ========             ========




SUPPLEMENTAL DISCLOSURE OF CASH FLOWS:

Distributions of $6,395 were accrued at December 28, 2001 and December 29, 2000 and distributed in the following fiscal years.


See Notes to Financial Statements

MERRILL LYNCH PREFERRED FUNDING I, L.P.
NOTES TO FINANCIAL STATEMENTS
December 28, 2001
--------------------------------------------------------------------------------


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

MERRILL LYNCH PREFERRED FUNDING I, L.P.
NOTES TO FINANCIAL STATEMENTS
December 28, 2001
--------------------------------------------------------------------------------


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

Contemporaneously with the issuance of the Partnership Preferred Securities, the Company as general partner contributed capital to the Partnership in the amount of approximately $50 million. The Partnership may at times have excess funds which are allocated to the Company and may, in the Company's sole discretion, be distributed to the Company to the extent that aggregate payments by the Company to the Partnership exceed distributions accumulated or payable with respect to the Partnership Preferred Securities.

INDEPENDENT AUDITORS' REPORT

To the General Partner and Limited Partner of Merrill Lynch Preferred Funding I,
  L.P.

We have audited the accompanying balance sheets of Merrill Lynch Preferred Funding I, L.P. (the "Partnership") as of December 28, 2001 and December 29, 2000, and the related statements of earnings, changes in partners' capital, and cash flows for each of the three years in the period ended December 28, 2001. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such financial statements present fairly, in all material respects, the financial position of the Partnership at December 28, 2001 and December 29, 2000, and the results of its operations and its cash flows for each of the three years in the period ended December 28, 2001 in conformity with accounting principles generally accepted in the United States of America.


/s/ Deloitte & Touche LLP

New York, New York
March 28, 2002

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrants have duly caused this report to be signed on their behalf by the undersigned, thereunto duly authorized on the 28th day of March, 2002.


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

Signatures


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant, by Merrill Lynch & Co., Inc. as General Partner, has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 28th day of March, 2002.

By:  Merrill Lynch & Co., Inc. as General Partner


        SIGNATURE                                  TITLE
        ---------                                  -----


    /s/ ANDREA L. DULBERG                   Secretary
-----------------------------------------
       (Andrea L. Dulberg)




Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following directors and officers of Merrill Lynch
& Co., Inc., General Partner of the Registrant, in the capacities indicated on the 28th day of March, 2002.



        SIGNATURE                                  TITLE
        ---------                                  -----



    /s/ DAVID H. KOMANSKY                   Director, Chairman of the Board,
-----------------------------------------   and Chief Executive Officer
       (David H. Komansky)                  (Principal Executive Officer)




    /s/ THOMAS H. PATRICK                   Executive Vice President and Chief
-----------------------------------------   Financial Officer (Principal
       (Thomas H. Patrick)                  Financial Officer)



    /s/ JOHN J. FOSINA                      Controller
-----------------------------------------   (Principal Accounting Officer)
       (John J. Fosina)


    /s/ W.H. CLARK                          Director
-----------------------------------------
       (W.H. Clark)


    /s/ JILL K. CONWAY                      Director
-----------------------------------------
       (Jill K. Conway)


    /s/ GEORGE B. HARVEY                    Director
-----------------------------------------
       (George B. Harvey)


    /s/ ROBERT P. LUCIANO                   Director
-----------------------------------------
       (Robert P. Luciano)


                                            Director
-----------------------------------------
       (Heinz-Joachim Neuburger)


    /s/ DAVID K. NEWBIGGING                 Director
-----------------------------------------
       (David K. Newbigging)


    /s/ E. STANLEY O'NEAL                   Director
-----------------------------------------
       (E. Stanley O'Neal)


    /s/ AULANA L. PETERS                    Director
-----------------------------------------
       (Aulana L. Peters)


    /s/ JOHN J. PHELAN, JR.                 Director
-----------------------------------------
       (John J. Phelan, Jr.)


    /s/ JOSEPH W. PRUEHER                   Director
-----------------------------------------
       (Joseph W. Prueher)

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


------------------

* Filed herewith