Form 10-Q
period 2002-06-28
MERRILL LYNCH PREFERRED CAPITAL TRUST I; MERRILL LYNCH PREFERRED FUNDING I LP
filed 2002-08-09
CIK 1027342, 1027343

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                             ----------------------

                                    FORM 10-Q
                     QUARTERLY REPORT PURSUANT TO SECTION 13
                 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended June 28, 2002

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

Indicate by check mark whether the Registrants (1) have filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrants were required to file such reports), and (2) have been subject to such requirements for the past 90 days. Yes |X| No |_|

As of August 9, 2002 no voting stock was held by non-affiliates of the Registrants.
================================================================================

                         PART I - FINANCIAL INFORMATION
                         ------------------------------

ITEM 1.   FINANCIAL STATEMENTS
          --------------------

MERRILL LYNCH PREFERRED CAPITAL TRUST I
BALANCE SHEETS  (unaudited)
(dollars in thousands, except per security amounts)
-----------------------------------------------------------------------------------------------------------------------



                                                                                       JUNE 28, 2002   DECEMBER 28, 2001
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
                                                                                          ==========         ==========

See Note to Financial Statements


MERRILL LYNCH PREFERRED CAPITAL TRUST I
STATEMENTS OF EARNINGS  (unaudited)
(dollars in thousands)
------------------------------------------------------------------------------------------------------------

                                                                              FOR THE THREE MONTHS ENDED
                                                                         -----------------------------------

                                                                         JUNE 28, 2002        JUNE 29, 2001
                                                                         -------------        -------------
EARNINGS

Income on partnership preferred securities                                   $   5,493            $   5,493
                                                                             =========            =========


                                                                              FOR THE SIX MONTHS ENDED
                                                                         -----------------------------------

                                                                         JUNE 28, 2002        JUNE 29, 2001
                                                                         -------------        -------------
EARNINGS

Income on partnership preferred securities                                    $ 10,986            $  10,986
                                                                              ========            =========







See Note to Financial Statements


MERRILL LYNCH PREFERRED CAPITAL TRUST I
STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY  (unaudited)
(dollars in thousands)
-------------------------------------------------------------------------------------------------

                                                                    FOR THE SIX MONTHS ENDED
                                                              -----------------------------------

                                                               JUNE 28, 2002        JUNE 29, 2001
                                                               -------------        -------------
PREFERRED SECURITIES

Balance, beginning and end of period                              $  275,000           $  275,000
                                                                  ----------           ----------

COMMON SECURITIES

Balance, beginning and end of period                                   8,505                8,505
                                                                  ----------           ----------

UNDISTRIBUTED EARNINGS

Balance, beginning of period                                               -                    -
Earnings                                                              10,986               10,986
Distributions                                                         (5,493)              (5,493)
Distributions payable                                                 (5,493)              (5,493)
                                                                  ----------           ----------
Balance, end of period                                                     -                    -
                                                                  ----------           ----------


Total Stockholders' Equity                                        $  283,505           $  283,505
                                                                  ==========           ==========

See Note to Financial Statements


MERRILL LYNCH PREFERRED CAPITAL TRUST I
STATEMENTS OF CASH FLOWS  (unaudited)
(dollars in thousands)
-------------------------------------------------------------------------------------------------------------------

                                                                                      FOR THE SIX MONTHS ENDED
                                                                                -----------------------------------

                                                                                 JUNE 28, 2002        JUNE 29, 2001
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
                                                                                     =========            =========



SUPPLEMENTAL DISCLOSURE OF CASH FLOWS:

Preferred and common distributions of $5,328 and $165, respectively, were accrued at June 28, 2002.


See Note to Financial Statements

MERRILL LYNCH PREFERRED CAPITAL TRUST I
NOTE TO FINANCIAL STATEMENTS  (unaudited)
JUNE 28, 2002
-------------------------------------------------------------------------------


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


MERRILL LYNCH PREFERRED FUNDING I, L.P.
BALANCE SHEETS  (unaudited)
(dollars in thousands)
----------------------------------------------------------------------------------------------------------------



                                                                               JUNE 28, 2002   DECEMBER 28, 2001
                                                                               -------------   -----------------
ASSETS

Cash                                                                              $        1          $        1

Investments:
   Affiliate debentures                                                              330,055             330,055
   U.S. Treasury bills                                                                 3,500               3,580
                                                                                  ----------          ----------
   Total investments                                                                 333,555             333,635

Income receivable                                                                      6,395               6,395
                                                                                  ----------          ----------
Total Assets                                                                      $  339,951          $  340,031
                                                                                  ==========          ==========

LIABILITY AND PARTNERS' CAPITAL

Distributions payable                                                             $    6,395          $    6,395
                                                                                  ----------          ----------
 Partners' capital:
   Limited partnership interest                                                      283,505             283,505
   General partnership interest                                                       50,051              50,131
                                                                                  ----------          ----------
   Total partners' capital                                                           333,556             333,636
                                                                                  ----------          ----------

Total Liability and Partners' Capital                                             $  339,951          $  340,031
                                                                                  ==========          ==========

See Note to Financial Statements



MERRILL LYNCH PREFERRED FUNDING I, L.P.
STATEMENTS OF EARNINGS  (unaudited)
(dollars in thousands)
-----------------------------------------------------------------------------------------------


                                                                FOR THE THREE MONTHS ENDED
                                                            -----------------------------------

                                                             JUNE 28, 2002        JUNE 29, 2001
                                                             -------------        -------------
EARNINGS

Interest income:
   Affiliate debentures                                         $    6,395           $    6,395
   U.S. Treasury bills                                                  16                   39
                                                                ----------           ----------
Earnings                                                        $    6,411           $    6,434
                                                                ==========           ==========



                                                                FOR THE SIX MONTHS ENDED
                                                            -----------------------------------

                                                             JUNE 28, 2002        JUNE 29, 2001
                                                             -------------        -------------
EARNINGS

Interest income:
   Affiliate debentures                                         $   12,790           $   12,790
   U.S. Treasury bills                                                  46                   93
                                                                ----------           ----------
Earnings                                                        $   12,836           $   12,883
                                                                ==========           ==========








See Note to Financial Statements


MERRILL LYNCH PREFERRED FUNDING I, L.P.
STATEMENTS OF CHANGES IN PARTNERS' CAPITAL  (unaudited)
(dollars in thousands)
------------------------------------------------------------------------------------------------


                                                                   FOR THE SIX MONTHS ENDED
                                                             -----------------------------------

                                                              JUNE 28, 2002         JUNE 29,2001
                                                              -------------         ------------
LIMITED PARTNER'S CAPITAL

Balance, beginning of period                                     $  283,505           $  283,505
Net income allocated to limited partner                              10,986               10,986
Distributions                                                        (5,493)              (5,493)
Distributions payable                                                (5,493)              (5,493)
                                                                 ----------           ----------
Balance, end of period                                              283,505              283,505
                                                                 ----------           ----------


GENERAL PARTNER'S CAPITAL

Balance, beginning of period                                         50,131               50,073
Net income allocated to general partner                               1,850                1,897
Distributions                                                        (1,028)              (1,010)
Distributions payable                                                  (902)                (902)
                                                                 ----------           ----------
Balance, end of period                                               50,051               50,058
                                                                 ----------           ----------

TOTAL PARTNERS' CAPITAL                                          $  333,556           $  333,563
                                                                 ==========           ==========

See Note to Financial Statements


MERRILL LYNCH PREFERRED FUNDING I, L.P.
STATEMENTS OF CASH FLOWS  (unaudited)
(dollars in thousands)
-------------------------------------------------------------------------------------------------------------------


                                                                                      FOR THE SIX MONTHS ENDED
                                                                                -----------------------------------

                                                                                 JUNE 28, 2002        JUNE 29, 2001
                                                                                 -------------        -------------

CASH FLOWS FROM OPERATING ACTIVITIES:
   Earnings                                                                          $  12,836            $  12,883
   Accretion of U.S. Treasury bills                                                        (46)                 (93)
                                                                                     ---------            ---------
      Cash provided by operating activities                                             12,790               12,790
                                                                                     ---------            ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchases of investment securities                                                   (3,480)              (3,479)
   Maturities of investment securities                                                   3,605                3,587
                                                                                     ---------            ---------
      Cash provided by financing activities                                                125                  108
                                                                                     ---------            ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Distributions to limited partner                                                    (10,986)             (10,986)
   Distributions to general partner                                                     (1,929)              (1,911)
                                                                                     ---------            ---------
      Cash used for financing activities                                               (12,915)             (12,897)
                                                                                     ---------            ---------

NET CHANGE IN CASH                                                                           -                    1

CASH, BEGINNING OF PERIOD                                                                    1                    -
                                                                                     ---------            ---------
CASH, END OF PERIOD                                                                  $       1            $       1
                                                                                     =========            =========


SUPPLEMENTAL DISCLOSURE OF CASH FLOWS:

Distributions of $6,395 were accrued at June 28, 2002.




See Note to Financial Statements

MERRILL LYNCH PREFERRED FUNDING I, L.P.
NOTE TO FINANCIAL STATEMENTS  (unaudited)
JUNE 28, 2002
--------------------------------------------------------------------------------



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

                           PART II - OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)      Exhibits

         12 Computation of Ratios of Earnings to Combined Fixed Charges and Preferred Securities Distributions

         99 Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(b)      Reports on Form 8-K

         None

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrants have duly caused this report to be signed on their behalf by the undersigned, thereunto duly authorized on the 9th day of August, 2002.


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

                                INDEX TO EXHIBITS

EXHIBITS

12 Computation of Ratios of Earnings to Combined Fixed Charges and Preferred Securities Distributions

99 Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002