Form 10-Q
period 2004-06-25
MERRILL LYNCH PREFERRED CAPITAL TRUST I; MERRILL LYNCH PREFERRED FUNDING I LP
filed 2004-08-04
CIK 1027342, 1027343

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                             ----------------------

                                    FORM 10-Q
                     QUARTERLY REPORT PURSUANT TO SECTION 13
                 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended June 25, 2004

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

As of August 4, 2004 no voting stock was held by non-affiliates of the Registrants.
================================================================================

                         PART I - FINANCIAL INFORMATION
                         ------------------------------

ITEM 1.   FINANCIAL STATEMENTS
          --------------------

MERRILL LYNCH PREFERRED CAPITAL TRUST I
CONDENSED BALANCE SHEETS  (unaudited)
(dollars in thousands, except per security amounts)
-----------------------------------------------------------------------------------------------------------------------



                                                                                       June 25, 2004  DECEMBER 26, 2003
                                                                                       -------------  -----------------
ASSETS

Investment in partnership preferred securities                                            $  283,505         $  283,505
Interest receivable from affiliates                                                            5,493              5,493
                                                                                          ----------         ----------
Total Assets                                                                              $  288,998         $  288,998
                                                                                          ==========         ==========

LIABILITY AND STOCKHOLDERS' EQUITY

Distributions payable                                                                     $    5,493         $    5,493
                                                                                          ----------         ----------
Stockholders' equity:

   Preferred  securities (7 3/4% Trust Originated Preferred Securities;
      11,000,000 authorized, issued, and outstanding; $25 liquidation
      amount per security)                                                                   275,000            275,000

   Common securities (7 3/4% Trust Common Securities;
      340,208 authorized, issued, and outstanding;
      $25 liquidation amount per security)                                                     8,505              8,505
                                                                                          ----------         ----------
   Total Stockholders' equity                                                                283,505            283,505
                                                                                          ----------         ----------

Total Liability and Stockholders' Equity                                                  $  288,998         $  288,998
                                                                                          ==========         ==========

See Note to Condensed Financial Statements


MERRILL LYNCH PREFERRED CAPITAL TRUST I
CONDENSED STATEMENTS OF EARNINGS  (unaudited)
(dollars in thousands)
-----------------------------------------------------------------------------------------------------------

                                                                              FOR THE THREE MONTHS ENDED
                                                                         ----------------------------------

                                                                         June 25, 2004        June 27, 2003
                                                                         -------------        -------------
EARNINGS

Income on partnership preferred securities                                   $   5,493            $   5,493
                                                                             =========            =========


                                                                              FOR THE SIX MONTHS ENDED
                                                                         ----------------------------------

                                                                         June 25, 2004        June 27, 2003
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
                                                                             =========            =========





See Note to Condensed Financial Statements


MERRILL LYNCH PREFERRED CAPITAL TRUST I
CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY  (unaudited)
(dollars in thousands)
-------------------------------------------------------------------------------------------------

                                                                    FOR THE SIX MONTHS ENDED
                                                               ----------------------------------

                                                               June 25, 2004        June 27, 2003
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
                                                                  ==========           ==========

See Note to Condensed Financial Statements


MERRILL LYNCH PREFERRED CAPITAL TRUST I
CONDENSED STATEMENTS OF CASH FLOWS  (unaudited)
(dollars in thousands)
-------------------------------------------------------------------------------------------------------------------

                                                                                      FOR THE SIX MONTHS ENDED
                                                                                 ----------------------------------

                                                                                 June 25, 2004        June 27, 2003
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
                                                                                     =========            =========



SUPPLEMENTAL DISCLOSURE OF CASH FLOWS:

Preferred and common distributions of $5,328 and $165, respectively, were accrued at June 25, 2004 and June 27, 2003.


See Note to Condensed Financial Statements

MERRILL LYNCH PREFERRED CAPITAL TRUST I
NOTE TO CONDENSED FINANCIAL STATEMENTS  (unaudited)
June 25, 2004
-------------------------------------------------------------------------------


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


MERRILL LYNCH PREFERRED FUNDING I, L.P.
CONDENSED BALANCE SHEETS  (unaudited)
(dollars in thousands)
----------------------------------------------------------------------------------------------------------------



                                                                               June 25, 2004   December 26, 2003
                                                                               -------------   -----------------
ASSETS

Cash                                                                              $        -          $        -

Investments:
   Affiliate debentures                                                              330,055             330,055
   U.S. Government and agencies                                                        3,483               3,483
                                                                                  ----------          ----------
   Total investments                                                                 333,538             333,538

Interest receivable from affiliates                                                    6,395               6,395
                                                                                  ----------          ----------
Total Assets                                                                      $  339,933          $  339,933
                                                                                  ==========          ==========

LIABILITY AND PARTNERS' CAPITAL

Distributions payable                                                             $    6,395          $    6,395
                                                                                  ----------          ----------
 Partners' capital:
   Limited partnership interest                                                      283,505             283,505
   General partnership interest                                                       50,033              50,033
                                                                                  ----------          ----------
   Total partners' capital                                                           333,538             333,538
                                                                                  ----------          ----------

Total Liability and Partners' Capital                                             $  339,933          $  339,933
                                                                                  ==========          ==========

See Note to Condensed Financial Statements



MERRILL LYNCH PREFERRED FUNDING I, L.P.
CONDENSED STATEMENTS OF EARNINGS  (unaudited)
(dollars in thousands)
-----------------------------------------------------------------------------------------------


                                                                 FOR THE THREE MONTHS ENDED
                                                             ----------------------------------

                                                             June 25, 2004        June 27, 2003
                                                             -------------        -------------
EARNINGS

Interest income:
   Affiliate debentures                                         $    6,395           $    6,395
   U.S. Government and agencies                                         14                   10
                                                                ----------           ----------
Earnings                                                        $    6,409           $    6,405
                                                                ==========           ==========



                                                                 FOR THE SIX MONTHS ENDED
                                                             ----------------------------------

                                                             June 25, 2004        June 27, 2003
                                                             -------------        -------------
EARNINGS

Interest income:
   Affiliate debentures                                         $   12,790           $   12,790
   U.S. Government and agencies                                         21                   23
                                                                ----------           ----------
Earnings                                                        $   12,811           $   12,813
                                                                ==========           ==========



See Note to Condensed Financial Statements


MERRILL LYNCH PREFERRED FUNDING I, L.P.
CONDENSED STATEMENTS OF CHANGES IN PARTNERS' CAPITAL  (unaudited)
(dollars in thousands)
------------------------------------------------------------------------------------------------


                                                                  FOR THE SIX MONTHS ENDED
                                                              ----------------------------------

                                                              June 25, 2004        June 27, 2003
                                                              -------------        -------------
LIMITED PARTNER'S CAPITAL

Balance, beginning of period                                     $  283,505           $  283,505
Net income allocated to limited partner                              10,986               10,986
Distributions                                                        (5,493)              (5,493)
Distributions payable                                                (5,493)              (5,493)
                                                                 ----------           ----------
Balance, end of period                                              283,505              283,505
                                                                 ----------           ----------


GENERAL PARTNER'S CAPITAL

Balance, beginning of period                                         50,033               50,049
Net income allocated to general partner                               1,825                1,827
Distributions                                                          (923)                (931)
Distributions payable                                                  (902)                (902)
                                                                 ----------           ----------
Balance, end of period                                               50,033               50,043
                                                                 ----------           ----------

TOTAL PARTNERS' CAPITAL                                          $  333,538           $  333,548
                                                                 ==========           ==========

See Note to Condensed Financial Statements


MERRILL LYNCH PREFERRED FUNDING I, L.P.
CONDENSED STATEMENTS OF CASH FLOWS  (unaudited)
(dollars in thousands)
----------------------------------------------------------------------------------------------------------------------------


                                                                                     FOR THE SIX MONTHS ENDED
                                                                                 ----------------------------------

                                                                                 June 25, 2004       June 27, 2003
                                                                                 -------------       --------------

CASH FLOWS FROM OPERATING ACTIVITIES:
   Earnings                                                                          $  12,811            $  12,813
   Accretion of U.S. Government and agencies                                               (21)                 (23)
                                                                                     ---------            ---------
      Cash provided by operating activities                                             12,790               12,790
                                                                                     ---------            ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchases of investment securities                                                   (3,479)              (3,480)
   Maturities of investment securities                                                   3,500                3,509
                                                                                     ---------            ---------
      Cash provided by investing activities                                                 21                   29
                                                                                     ---------            ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Distributions to limited partner                                                    (10,986)             (10,986)
   Distributions to general partner                                                     (1,825)              (1,833)
                                                                                     ---------            ---------
      Cash used for financing activities                                               (12,811)             (12,819)
                                                                                     ---------            ---------

NET CHANGE IN CASH                                                                           -                    -

CASH, BEGINNING OF PERIOD                                                                    -                    -
                                                                                     ---------            ---------
CASH, END OF PERIOD                                                                  $       -            $       -
                                                                                     =========            =========


SUPPLEMENTAL DISCLOSURE OF CASH FLOWS:

Distributions of $6,395 were accrued at June 25, 2004 and June 27, 2003.


See Note to Condensed Financial Statements

MERRILL LYNCH PREFERRED FUNDING I, L.P.
NOTE TO CONDENSED FINANCIAL STATEMENTS  (unaudited)
June 25, 2004
--------------------------------------------------------------------------------

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

INVESTMENTS

The Partnership's investment in affiliate debentures is recorded at cost and its investment in U.S. Government and agencies is classified as available -for-sale and recorded at accreted cost, which both approximate fair value.

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

In addition, no change in the Trust's and the Partnership's internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934) occurred during the second fiscal quarter of 2004 that has materially affected, or is reasonably likely to materially affect, the Trust's or the Partnership's internal control over financial reporting.

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



Date: August 4, 2004
--------------------

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