Form 10-Q
period 2006-06-30
MERRILL LYNCH PREFERRED CAPITAL TRUST I; MERRILL LYNCH PREFERRED FUNDING I LP
filed 2006-08-09
CIK 1027342, 1027343

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                             ----------------------

                                    FORM 10-Q

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
        For the quarterly period ended June 30, 2006

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

Indicate by check mark whether the Registrants (1) have filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrants were required to file such reports), and (2) have been subject to such filing requirements for the past 90 days. Yes |X| No |_|

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act.
(Check one):

Large Accelerated Filer___   Accelerated Filer ___   Non-Accelerated Filer _X__

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

YES ____    NO __X__


As of August 9, 2006, no common stock was held by non-affiliates of the Registrants.
================================================================================

                         PART I - FINANCIAL INFORMATION
                         ------------------------------

ITEM 1.   FINANCIAL STATEMENTS (Unaudited)
          --------------------

MERRILL LYNCH PREFERRED CAPITAL TRUST I
CONDENSED BALANCE SHEETS  (unaudited)
(dollars in thousands, except per security amounts)
-------------------------------------------------------------------------------------------------------------------------



                                                                                        June 30, 2006  December 30, 2005
                                                                                        -------------  -----------------
ASSETS

Investment in affiliate partnership preferred securities                                  $  283,505         $  283,505
                                                                                          ----------         ----------
Total Assets                                                                              $  283,505         $  283,505
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
                                                                                          ==========         ==========

See Note to Condensed Financial Statements


MERRILL LYNCH PREFERRED CAPITAL TRUST I
CONDENSED STATEMENTS OF EARNINGS  (unaudited)
(dollars in thousands)
-------------------------------------------------------------------------------------------------------------------------

                                                                                           FOR THE THREE MONTHS ENDED
                                                                                       ----------------------------------

                                                                                        June 30, 2006        July 1, 2005
                                                                                        -------------        ------------
EARNINGS

Interest on affiliate partnership preferred securities                                    $   5,493            $   5,493
                                                                                          =========            =========


                                                                                          FOR THE SIX MONTHS ENDED
                                                                                      -----------------------------------

                                                                                        June 30, 2006        July 1, 2005
                                                                                        -------------        ------------
EARNINGS

Interest on affiliate partnership preferred securities                                    $  10,986            $  10,986
                                                                                          =========            =========







See Note to Condensed Financial Statements


MERRILL LYNCH PREFERRED CAPITAL TRUST I
CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY  (unaudited)
(dollars in thousands)
----------------------------------------------------------------------------------------------------------------------------

                                                                                              FOR THE SIX MONTHS ENDED
                                                                                        ------------------------------------

                                                                                        June 30, 2006        July 1, 2005
                                                                                        -------------        ------------
PREFERRED SECURITIES

Balance, beginning and end of period                                                    $  275,000           $  275,000
                                                                                          ----------           ----------

COMMON SECURITIES

Balance, beginning and end of period                                                         8,505                8,505
                                                                                          ----------           ----------

UNDISTRIBUTED EARNINGS

Balance, beginning of period                                                                      -                    -
Earnings                                                                                     10,986               10,986
Distributions                                                                               (10,986)             (10,986)
Distributions payable                                                                             -                    -
                                                                                          ----------           ----------
Balance, end of period                                                                            -                    -
                                                                                          ----------           ----------


Total Stockholders' Equity                                                               $  283,505           $  283,505
                                                                                          ==========           ==========

See Note to Condensed Financial Statements


MERRILL LYNCH PREFERRED CAPITAL TRUST I
CONDENSED STATEMENTS OF CASH FLOWS  (unaudited)
(dollars in thousands)
----------------------------------------------------------------------------------------------------------------------------

                                                                                      FOR THE SIX MONTHS ENDED
                                                                                -----------------------------------

                                                                                  June 30, 2006        July 1, 2005
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
                                                                                     =========            =========



SUPPLEMENTAL DISCLOSURE OF CASH FLOWS:

No distributions were accrued at June 30, 2006 or at July 1, 2005.



See Note to Condensed Financial Statements

MERRILL LYNCH PREFERRED CAPITAL TRUST I
NOTE TO CONDENSED FINANCIAL STATEMENTS  (unaudited)
June 30, 2006
-------------------------------------------------------------------------------


BASIS OF PRESENTATION

These unaudited condensed financial statements should be read in conjunction with the audited financial statements included in the Annual Report on Form 10-K of Merrill Lynch Preferred Capital Trust I (the "Trust") for the year ended December 30, 2005. The December 30, 2005 balance sheet information was derived from the audited financial statements. The interim condensed financial statements for the three- and six- month periods are unaudited; however, in the opinion of the Regular Trustee of the Trust, all adjustments, consisting only of normal recurring accruals necessary for a fair statement of the results of operations, have been included.

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


MERRILL LYNCH PREFERRED FUNDING I, L.P.
CONDENSED BALANCE SHEETS  (unaudited)
(dollars in thousands)
----------------------------------------------------------------------------------------------------------------



                                                                                June 30, 2006   December 30, 2005
                                                                                -------------   -----------------
ASSETS

Investments:
   Affiliate debentures                                                           $  330,055          $  330,055
   U.S. Government and agencies                                                        3,497               3,495
                                                                                  ----------          ----------
   Total investments                                                                 333,552             333,550
                                                                                  ----------          ----------
Total Assets                                                                      $  333,552          $  333,550
                                                                                  ==========          ==========

PARTNERS' CAPITAL

 Partners' capital:
   Limited partnership interest                                                   $  283,505          $  283,505
   General partnership interest                                                       50,047              50,045
                                                                                  ----------          ----------
Total Partners' Capital                                                           $  333,552          $  333,550
                                                                                  ==========          ==========

See Note to Condensed Financial Statements



MERRILL LYNCH PREFERRED FUNDING I, L.P.
CONDENSED STATEMENTS OF EARNINGS  (unaudited)
(dollars in thousands)
----------------------------------------------------------------------------------------------------------------------------


                                                                                           FOR THE THREE MONTHS ENDED
                                                                                        ---------------------------------

                                                                                          June 30, 2006      July 1, 2005
                                                                                          --------------     ------------
EARNINGS

Interest income:
   Affiliate debentures                                                                   $    6,395           $    6,395
   U.S. Government and agencies                                                                   39                   23
                                                                                           ----------           ----------
Earnings                                                                                  $    6,434           $    6,418
                                                                                           ==========           ==========

                                                                                              FOR THE SIX MONTHS ENDED
                                                                                        -----------------------------------

                                                                                        June 30, 2006        July 1, 2005
                                                                                        -------------        ------------
EARNINGS

Interest income:
   Affiliate debentures                                                                   $   12,790           $   12,790
   U.S. Government and agencies                                                                   75                   43
                                                                                           ---------           ----------
Earnings                                                                                  $   12,865           $   12,833
                                                                                          ==========           ==========






See Note to Condensed Financial Statements


MERRILL LYNCH PREFERRED FUNDING I, L.P.
CONDENSED STATEMENTS OF CHANGES IN PARTNERS' CAPITAL  (unaudited)
(dollars in thousands)
----------------------------------------------------------------------------------------------------------------------------


                                                                                            FOR THE SIX MONTHS ENDED
                                                                                        -----------------------------------

                                                                                        June 30, 2006        July 1, 2005
                                                                                        -------------        ------------
LIMITED PARTNER'S CAPITAL

Balance, beginning of period                                                              $   283,505          $  283,505
Net income allocated to limited partner                                                        10,986              10,986
Distributions                                                                                 (10,986)            (10,986)
Distributions payable                                                                              -                    -
                                                                                           ----------          ----------
Balance, end of period                                                                        283,505             283,505
                                                                                           ----------          ----------


GENERAL PARTNER'S CAPITAL

Balance, beginning of period                                                                   50,045              50,038
Net income allocated to general partner                                                         1,879               1,847
Distributions                                                                                  (1,877)             (1,844)
Distributions payable                                                                               -                   -
                                                                                           ----------         ----------
Balance, end of period                                                                         50,047              50,041
                                                                                           ----------          ----------

TOTAL PARTNERS' CAPITAL                                                                     $ 333,552          $  333,546
                                                                                           ==========          ==========

See Note to Condensed Financial Statements


MERRILL LYNCH PREFERRED FUNDING I, L.P.
CONDENSED STATEMENTS OF CASH FLOWS  (unaudited)
(dollars in thousands)
----------------------------------------------------------------------------------------------------------------------------


                                                                                     FOR THE SIX MONTHS ENDED
                                                                                -----------------------------------

                                                                                  June 30, 2006        July 1, 2005
                                                                                 --------------        ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Earnings                                                                          $  12,865            $  12,833
   Accretion of interest on securities issued by U.S. Government and agencies              (75)                 (43)
                                                                                     ---------            ---------
      Cash provided by operating activities                                             12,790               12,790
                                                                                     ---------            ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchase of Investment Securities                                                 $  (3,480)             (3,480)
   Maturities of Investment Securities                                                   3,553               3,520
                                                                                     ---------            ---------
      Cash provided by investing activities                                                 73                  40
                                                                                     ---------            ---------


CASH FLOWS FROM FINANCING ACTIVITIES:
   Distributions to limited partner                                                    (10,986)             (10,986)
   Distributions to general partner                                                     (1,877)              (1,844)
                                                                                     ---------            ---------
      Cash used for financing activities                                               (12,863)             (12,830)
                                                                                     ---------            ---------

NET CHANGE IN CASH                                                                           -                    -

CASH, BEGINNING OF PERIOD                                                                    -                    -
                                                                                     ---------            ---------
CASH, END OF PERIOD                                                                  $       -            $       -
                                                                                     =========            =========




SUPPLEMENTAL DISCLOSURE OF CASH FLOWS:

No distributions were accrued at June 30, 2006 or at July 1, 2005.



See Note to Condensed Financial Statements

MERRILL LYNCH PREFERRED FUNDING I, L.P.
NOTE TO CONDENSED FINANCIAL STATEMENTS  (unaudited)
June 30, 2006
--------------------------------------------------------------------------------

BASIS OF PRESENTATION

These unaudited condensed financial statements should be read in conjunction with the audited financial statements included in the Annual Report on Form 10-K of Merrill Lynch Preferred Funding I, L.P. (the "Partnership") for the year ended December 30, 2005. The December 30, 2005 balance sheet information was derived from the audited financial statements. The interim condensed financial statements for the three- and six- month periods are unaudited; however, in the opinion of the General Partner of the Partnership, all adjustments, consisting only of normal recurring accruals necessary for a fair statement of the results of operations, have been included.

INVESTMENTS

The Partnership's investment in affiliate debentures, which is recorded at cost, and its investment in securities issued by U.S. Government and agencies, which is recorded at accreted cost and which matures within one year, are classified as available-for-sale, which both approximate fair value.

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

In addition, no change in the Trust's and the Partnership's internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934) occurred during the second fiscal quarter of 2006 that has materially affected, or is reasonably likely to materially affect, the Trust's or the Partnership's internal control over financial reporting.

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



Date: August 9, 2006
---------------------

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