Form 10-Q
period 2006-09-29
MERRILL LYNCH PREFERRED CAPITAL TRUST I; MERRILL LYNCH PREFERRED FUNDING I LP
filed 2006-11-08
CIK 1027342, 1027343

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                             ----------------------

                                    FORM 10-Q

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
        For the quarterly period ended September 29, 2006

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

Large Accelerated Filer___   Accelerated Filer ___   Non-Accelerated Filer _X__


Indicate by check mark whether the Registrants are shell companies (as defined
in Rule 12b-2 of the Exchange Act).  Yes [   ]    No [X]


As of November 8, 2006 no common stock was held by non-affiliates of the Registrants.
================================================================================

                         PART I - FINANCIAL INFORMATION
                         ------------------------------

ITEM 1.   FINANCIAL STATEMENTS (Unaudited)
          --------------------


MERRILL LYNCH PREFERRED CAPITAL TRUST I
CONDENSED BALANCE SHEETS  (unaudited)
(dollars in thousands, except per security amounts)
-----------------------------------------------------------------------------------------------------------------------------------





                                                                                        September 29, 2006   December 30, 2005
                                                                                        ------------------   -----------------
ASSETS


Investment in affiliate partnership preferred securities                                $  283,505           $ 283,505
Interest receivable from affiliate                                                          5,493                   -
                                                                                        ----------           ---------
Total Assets                                                                            $  288,998           $ 283,505
                                                                                        ==========           =========

LIABILITY AND STOCKHOLDERS' EQUITY

Distributions payable                                                                   $    5,493                   -
                                                                                        ----------           ---------
Stockholders' equity:

   Preferred  securities (7 3/4% Trust Originated Preferred Securities;
      11,000,000 authorized, issued, and outstanding; $25 liquidation
      amount per security)                                                              $  275,000           $ 275,000

   Common securities (7 3/4% Trust Common Securities;
      340,208 authorized, issued, and outstanding;
      $25 liquidation amount per security)                                                   8,505               8,505
                                                                                        ----------           ---------
Total Stockholders' Equity                                                              $  283,505           $ 283,505
                                                                                        ----------           ---------
Total Liability and Stockholders' Equity                                                  $288,998             283,505
                                                                                        ==========           =========

See Note to Condensed Financial Statements


MERRILL LYNCH PREFERRED CAPITAL TRUST I
CONDENSED STATEMENTS OF EARNINGS  (unaudited)
(dollars in thousands)
-----------------------------------------------------------------------------------------------------------------------------------

                                                                                               FOR THE THREE MONTHS ENDED
                                                                                      ---------------------------------------

                                                                                      September 29, 2006   September 30, 2005
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
                                                                                      =========            =========


                                                                                               FOR THE NINE MONTHS ENDED
                                                                                      ---------------------------------------

                                                                                      September 29, 2006   September 30, 2005
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
                                                                                      =========            =========







See Note to Condensed Financial Statements


MERRILL LYNCH PREFERRED CAPITAL TRUST I
CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY  (unaudited)
(dollars in thousands)
-----------------------------------------------------------------------------------------------------------------------------------

                                                                                               FOR THE NINE MONTHS ENDED
                                                                                      ---------------------------------------

                                                                                      September 29, 2006   September 30, 2005
                                                                                      ------------------   ------------------
PREFERRED SECURITIES

Balance, beginning and end of period                                                  $  275,000           $  275,000
                                                                                      ----------           ----------

COMMON SECURITIES

Balance, beginning and end of period                                                       8,505                8,505
                                                                                      ----------           ----------

UNDISTRIBUTED EARNINGS

Balance, beginning of period                                                                   -                    -
Earnings                                                                                  16,479               16,479
Distributions                                                                            (10,986)             (16,479)
Distributions payable                                                                     (5,493)                   -
                                                                                      ----------           ----------
Balance, end of period                                                                         -                    -
                                                                                      ----------           ----------


Total Stockholders' Equity                                                            $  283,505           $  283,505
                                                                                      ==========           ==========

See Note to Condensed Financial Statements


MERRILL LYNCH PREFERRED CAPITAL TRUST I
CONDENSED STATEMENTS OF CASH FLOWS  (unaudited)
(dollars in thousands)
-----------------------------------------------------------------------------------------------------------------------------------

                                                                                            FOR THE NINE MONTHS ENDED
                                                                                     ---------------------------------------

                                                                                     September 29, 2006   September 30, 2005
                                                                                     ------------------   ------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Earnings                                                                          $  16,479            $  16,479
   Interest receivable from affiliate                                                   (5,493)                   -
                                                                                     ---------             --------
      Cash provided by operating activities                                             10,986               16,479
                                                                                     ---------             --------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Distributions                                                                       (10,986)             (16,479)
                                                                                      --------             --------
      Cash used for financing activities                                               (10,986)             (16,479)
                                                                                      --------             --------

NET CHANGE IN CASH                                                                           -                    -

CASH, BEGINNING OF PERIOD                                                                    -                    -
                                                                                     ---------            ---------
CASH, END OF PERIOD                                                                  $       -            $       -
                                                                                     =========            =========



SUPPLEMENTAL DISCLOSURE OF CASH FLOWS:

Preferred and common distributions of $5,328 and $165, respectively, were accrued at September 29, 2006. No Distributions were accrued at September 30, 2005.


See Note to Condensed Financial Statements

MERRILL LYNCH PREFERRED CAPITAL TRUST I
NOTE TO CONDENSED FINANCIAL STATEMENTS  (unaudited)
September 29, 2006
-------------------------------------------------------------------------------


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


MERRILL LYNCH PREFERRED FUNDING I, L.P.
CONDENSED BALANCE SHEETS  (unaudited)
(dollars in thousands)
-----------------------------------------------------------------------------------------------------------------------------------



                                                                                       September 29, 2006    December 30, 2005
                                                                                       ------------------    -----------------
ASSETS

Investments:
   Affiliate debentures                                                                $  330,055            $  330,055
   U.S. Government and agencies                                                             3,541                 3,495
                                                                                       ----------            ----------
   Total investments                                                                      333,596               333,550
Interest recievable from affiliates                                                         6,395                     -
                                                                                       ----------            ----------
Total Assets                                                                           $  339,991            $  333,550
                                                                                       ==========            ==========

LIABILITY AND PARTNERS' CAPITAL

Distributions payable                                                                  $    6,395              $      -
                                                                                       ----------            ----------
 Partners' capital:
   Limited partnership interest                                                        $  283,505            $  283,505
   General partnership interest                                                            50,091                50,045
                                                                                       ----------            ----------
   Total partners' captital                                                            $  333,596            $  333,550

Total Liability and Partners' Capital                                                  $  339,991            $  333,550
                                                                                       ==========            ==========

See Note to Condensed Financial Statements



MERRILL LYNCH PREFERRED FUNDING I, L.P.
CONDENSED STATEMENTS OF EARNINGS  (unaudited)
(dollars in thousands)
-----------------------------------------------------------------------------------------------------------------------------------


                                                                                          FOR THE THREE MONTHS ENDED
                                                                                   --------------------------------------

                                                                                   September 29, 2006   September 30, 2005
                                                                                   ------------------   ------------------
EARNINGS

Interest income:
   Affiliate debentures                                                            $    6,395           $    6,394
   U.S. Government and agencies                                                            44                   28
                                                                                    ----------          ----------
Earnings                                                                           $    6,439           $    6,422
                                                                                   ==========           ==========

                                                                                           FOR THE NINE MONTHS ENDED
                                                                                   ---------------------------------------

                                                                                   September 29, 2006   September 30, 2005
                                                                                   ------------------   ------------------
EARNINGS

Interest income:
   Affiliate debentures                                                            $   19,185           $   19,184
   U.S. Government and agencies                                                           119                   71
                                                                                   ----------           ----------
Earnings                                                                           $   19,304           $   19,255
                                                                                   ==========           ==========






See Note to Condensed Financial Statements


MERRILL LYNCH PREFERRED FUNDING I, L.P.
CONDENSED STATEMENTS OF CHANGES IN PARTNERS' CAPITAL  (unaudited)
(dollars in thousands)
-----------------------------------------------------------------------------------------------------------------------------------


                                                                                             FOR THE NINE MONTHS ENDED
                                                                                     ---------------------------------------

                                                                                    September 29, 2006   September 30, 2005
                                                                                    ------------------   ------------------
LIMITED PARTNER'S CAPITAL

Balance, beginning of period                                                        $  283,505           $  283,505
Net income allocated to limited partner                                                 16,479               16,479
Distributions                                                                          (10,986)             (16,479)
Distributions payable                                                                  ( 5,493)                   -
                                                                                    ----------           ----------
Balance, end of period                                                                 283,505              283,505
                                                                                    ----------           ----------


GENERAL PARTNER'S CAPITAL

Balance, beginning of period                                                            50,045               50,038
Net income allocated to general partner                                                  2,825                2,776
Distributions                                                                           (1,877)              (2,746)
Distributions payable                                                                     (902)                   -
                                                                                    ----------           ----------
Balance, end of period                                                                  50,091               50,068
                                                                                    ----------           ----------

TOTAL PARTNERS' CAPITAL                                                             $  333,596           $  333,573
                                                                                    ==========           ==========

See Note to Condensed Financial Statements


MERRILL LYNCH PREFERRED FUNDING I, L.P.
CONDENSED STATEMENTS OF CASH FLOWS  (unaudited)
(dollars in thousands)
-----------------------------------------------------------------------------------------------------------------------------------


                                                                                              FOR THE NINE MONTHS ENDED
                                                                                        ---------------------------------------

                                                                                        September 29, 2006   September 30, 2005
                                                                                        ------------------   ------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Earnings                                                                             $  19,304            $  19,255
   Accretion of U.S. Government and agencies                                                 (119)                 (71)
   Interest recievable from affiliates                                                     (6,395)                   -
                                                                                        ---------            ---------
      Cash provided by operating activities                                                12,790               19,184
                                                                                        ---------            ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchase of Investment Securities Earnings                                           $  (3,480)           $  (3,479)
   Maturities of Investment Securities                                                      3,553                3,520
                                                                                        ---------            ---------
      Cash provided by investing activities                                                    73                   41
                                                                                        ---------            ---------


CASH FLOWS FROM FINANCING ACTIVITIES:
   Distributions to limited partner                                                       (10,986)             (16,479)
   Distributions to general partner                                                        (1,877)              (2,746)
                                                                                        ---------            ---------
      Cash used for financing activities                                                  (12,863)             (19,225)
                                                                                        ---------            ---------

NET CHANGE IN CASH                                                                              -                    -

CASH, BEGINNING OF PERIOD                                                                       -                    -
                                                                                        ---------            ---------
CASH, END OF PERIOD                                                                     $       -            $       -
                                                                                        =========            =========




SUPPLEMENTAL DISCLOSURE OF CASH FLOWS:

A distribution of $6,395 was accrued at September 29, 2006. No distribution was accrued at September 30, 2005.



See Note to Condensed Financial Statements

MERRILL LYNCH PREFERRED FUNDING I, L.P.
NOTE TO CONDENSED FINANCIAL STATEMENTS  (unaudited)
September 29, 2006
--------------------------------------------------------------------------------

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

In addition, no change in the Trust's and the Partnership's internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934) occurred during the third fiscal quarter of 2006 that has materially affected, or is reasonably likely to materially affect, the Trust's or the Partnership's internal control over financial reporting.

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


                               MERRILL LYNCH PREFERRED CAPITAL TRUST I*

                               By: /s/ MARLENE DEBEL
                                   --------------------------------------------
                               Name:   MARLENE DEBEL
                               Title:  Regular Trustee


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



Date: November 8, 2006
----------------------

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